Form 10-Q
period 2011-04-30
Forever Zen Ltd.
filed 2011-06-08
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171637

Forever Zen Ltd.

(Exact name of registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

960 12th Street South Lethbridge, AL Canada T1J 2S7
(Address of principal executive offices)

866) 860-0707
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of June 2, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2011 and October 31, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended April 30, 2011 and period from March 30, 2010 (Inception) to April 30, 2011 and 2010 (unaudited);
F-3	Statements of Stockholders’ Equity for period from March 30, 2010 (Inception) to April 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended April 30, 2011 and period from March 30, 2010 (Inception) to April 30, 2011 and 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at April 30, 2011 and October 31, 2010

ASSETS	April 30, 2011	October 31, 2010

Current Assets
Cash	$34,567	$60,115
Total Current Assets	34,567	60,115

TOTAL ASSETS	$34,567	$60,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$2,115	$6,000

Total Liabilities	2,115	6.000

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid in capital	73,188	73,188
Deficit accumulated during the development stage	(43,148)	(21,485)
Total Stockholders’ Equity	32,452	54,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,567	$60,115

See accompanying notes to financial statements.

F-1

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and six months ended April 30, 2011

Period from March 30, 2010 (Inception) to April 30, 2010

Period from March 30, 2010 (Inception) to April 30, 2011

	Three months ended April 30, 2011	Six months ended April 30, 2011	March 30, 2010 (Inception) to April 30, 2010	Period from March 30, 2010 (Inception) to April 30, 2011
Revenues	$0	$0	$0	$0
Expenses:
Consulting fees	0	0	0	6,000
Meals and entertainment	105	105	0	1,072
General and administrative	183	717	0	3,383
Professional fees	1,560	7,721	0	14,241
Transfer agent fees	10,557	10,557	0	11,557
Travel	0	0	0	2,231
Website	563	2,563	0	4,664
Total General and Administrative Expenses	12,968	21,663	0	43,148

Net Loss	$(12,968)	$(21,663)	$(0)	$(43,148)

Net Loss Per Share:
Basic and diluted

Weighted Average Shares Outstanding:
Basic and diluted 2,412,000	2,412,000	2,412,000	1,500,000

See accompanying notes to financial statements.

F-2

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

Period from March 30, 2010 (Inception) to April 30, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founder	1,500,000	$1,500	$28,500	$—	$30,000
Issuance of common stock for cash at $ .05 per share	912,000	912	44,688	—	45,600

Net loss for the period	—	—	—	(21,485)	(21,485)
Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the period	—	—	—	(21,663)	(21,663)
Balance, April 30, 2011	2,412,000	$2,412	$73,188	$(43,148)	$32,452

See accompanying notes to financial statements.

F-3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended April 30, 2011

Period from March 30, 2010 (Inception) to April 30, 2010

Period from March 30, 2010 (Inception) to April 30, 2011

	Six Months Ended April 30, 2011	Period from March 30, 2010 (Inception) to April 30, 2010	Period from March 30, 2010 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,663)	$0	$(43,148)
Change in non-cash working capital items Accounts payable and accrued liabilities	(3,885)	0	2,115

CASH FLOWS USED IN OPERATING ACTIVITIES	(25,548)	0	(41,033)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	—	30,000	75,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—	75,600

NET INCREASE (DECREASE) IN CASH	(25,548)	30,000	34,567
Cash, beginning of period	60,115	0	0
Cash, end of period	$34,567	$30,000	$34,567

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-4

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – NATURE OF BUSINESS

FOREVER ZEN LTD. (“Forever”) was incorporated in Nevada on March 30, 2010. Forever is developing a line of skin cream products. Forever is a development stage company and has not yet realized any revenues from its planned operations.

The accompanying unaudited interim financial statements have been prepared by Forever Zen Ltd. pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2010.

The results of operations for the six months ended April 30, 2011 are not indicative of the results that may be expected for the full year.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purposes of presenting cash flows, Forever considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Comprehensive Income

The Company has adopted SFAS 130 (ASC 220-10) “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

F-5

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Tax

Forever follows SFAS 109 (ASC 740-10), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

F-6

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Foreign Currency

The operations of the Company are located in Canada. Forever maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate.

Development Stage

Forever entered the development stage upon its inception in the current period. Accordingly, income and expenses for the current year and cash flow for the current year equal income and expenses and cash flow on a cumulative basis since inception.

Recent accounting pronouncements

Forever does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Forever has a deficit accumulated during the development stage of $43,148 as of April 30, 2011. Forever's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Forever has no current source of revenue. Without realization of additional capital, it would be unlikely for Forever to continue as a going concern. Forever's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

F-7

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

NOTE 4 – INCOME TAXES

For the periods ended April 30, 2011, Forever has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $43,150 at April 30, 2011, and will begin to expire in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 14,670
Valuation allowance	(14,670)
Net deferred tax asset	$ -

NOTE 5 – COMMON STOCK

At inception, Forever issued 1,500,000 shares of stock for $30,000 cash.

During the period ended October 31, 2010, Forever issued 912,000 shares of stock for $45,600.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2011 to May 25, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling a line of skincare products inspired by Eastern spiritualism and philosophies and produced specifically for men in the global market. Such products will cater to men who wish to meet their grooming and skincare needs through a disciplined and holistic approach that incorporates diet, exercise, and an Eastern philosophy. This holistic approach is based on the believe that if you incorporate diet, exercise, and yoga with the right skincare treatments the benefits will be much greater than by just using skincare products alone.

Churyl Kylo is our president and sole director. Our offices are located at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7.

Our Products

We currently have three developed and ready for sale and distribution and, depending on receipt of additional financing, we expect a product rollout within 4 to 8 months. Our products that are ready to manufacture and sell are as follows:

  Regenerate – A gel exfoliator made with menthol and sea salt, and infused with sugar. The product stimulates blood flow to the face as it exfoliates dead skin cells, creating an invigorating feeling. The purpose of the product is to reveal a smoother, renewed complexion for our customers. We market this as a facial scrub, as an ideal way for a man to prepare his face before shaving, and also as a body scrub.

  Replenish – A lightweight, SPF 15 lotion made with citrus and orange, and infused with antioxidants. The intent of the product is to have an anti-aging effect by renewing and restoring the skin’s suppleness and diminish the appearance of fine lines, and this is how the product is marketed. As part of our complementary product line, Replenish is for use after Regenerate to continuously hydrate and protect the skin. We also recommend it to customers to protect their skin from UVA and UVB rays, smoke, and pollution and for the overall improvement of skin texture.
4

  Rehydrate – A body cream infused with mango and papaya designed to be applied daily to the entire body to keep the skin soft, supple and hydrated. Our marketing message regarding this product is based on the importance of keeping the skin properly hydrated in order to successfully counter the effects of aging.

We are currently working on expanding our product lines to include Shave – A eucalyptus shaving oil designed to give a closer shave and help eliminate the stripping of natural oils during the shaving process. By replacing the body’s natural oils, this product helps reduce ingrown hairs and nicks as well. This product is still in development and is not ready for manufacturing or sale. We estimate that it will take a year before we are ready to start selling this product. Additionally, we have plans to expand our line of products to include: shaving cream, aftershave, creams for oily/dry skin, anti-wrinkle creams and a body wash. The aforementioned products are still very much in the initial stages of development and therefore we do not foresee producing or selling these products for a minimum of eighteen months.

Our Website

Currently we maintain one website, www.foreverzen.net, which in the near future will include information regarding our skincare products, a general discussion of skin therapies and products, and recommended strategies for skincare. Currently, our site is under maintenance. In time we believe it will serve as an ecommerce portal, which is one of the sales channels through which we intend to sell our products. We have engaged Dropmedia, a website and Internet strategy company, to help us develop our current website. The beta version of our website was posted on the Internet in November, 2010. Our goal is to have the most attractive, practical and informative men’s skincare-related website on the Internet, with an easy to use, buyer-friendly interface.

Content offerings at www.foreverzen.net currently include information regarding our skincare products, and recommended strategies for skincare. Our target end-user market will be men who want to take a disciplined approach to skincare and achieve the maximum benefit from a skin and lifestyle regimen. Part of our marketing strategy will be to offer a Total Satisfaction Guarantee on all of our products. This means we will refund the full purchase price to any purchaser who returns a product citing dissatisfaction.

In addition to selling our men’s skincare products via www.foreverzen.net and through future website developments, we also intend to earn revenue by selling third-party health products directly through our websites using e-commerce functionality, and by obtaining product referrals, sponsorships, and affiliate fees from third parties. We have not taken any steps, however, to realizes our intention to obtain product referrals, sponsorships, and affiliate fees from third parties. Nor have we taken any steps to realize our intention of earning revenue by selling third-party health products directly through our website.

Manufacturing

Our manufacturing thus far has all been in-house, with discussion in place to relocate the manufacturing to outside manufacturers with the capability to produce larger quantities of the product. Our management has contacted several skincare product producers in Canada, and has begun negotiations for the manufacture of our products on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We plan to pursue this further once we have sold our products on our website with the volume necessary to warrant third-party manufacturing.

Sales and Distribution

Our goal is for our men’s skincare line to become a leading product in the global men’s skincare marketplace. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will be male consumers as end users and eventually major skincare retailers as wholesale customers. We intend to do this by engaging in the following:

5

  Develop a fully functioning e-commerce website. Currently, our primary website, www.foreverzen.net, is being utilized to disseminate information about our products and about complementary lifestyle practices, such as yoga and meditation. Our intent is to replace this with a fully functioning e-commerce website where customers can go, not just for information and education, but to purchase our products as well

  Attending national and regional skincare promotional events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote skincare related products. We plan to attend a number of events attended by skincare products merchants and department store chain representatives in order to further expose our products. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by skincare products wholesalers and department store chain representatives, in order to further expose our products.

  Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major department store chains. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

  Promoting to the public through Internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. A health-conscious consumer population could pull our products through the supply chain if they are properly educated regarding our products. We feel that such branding and marketing efforts aimed directly at the end consumer will be effective for increasing both online and traditional retail sales.

When we are prepared to sell our product through conventional retail distribution channels (via intermediaries), we will mail our brochure to wholesale distributors, and, initially, we will conduct special promotions providing small amounts of our products to a few major stores, while allowing them to pay us on a net 90 basis. It our intention to conduct such promotions, but that there is no guarantee stores will agree to participate. If the market shows an interest in our products, we expect that they will then begin to order from us regularly. We will begin marketing from the United States and Canada, where our director has many contacts, prior to moving forward in marketing our products in other countries.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our management to sell our products. As our products approach the manufacturing stage, however, we plan to employ sales representatives in the United States and Canada to promote and sell our products to wholesalers, retailers, and end-user male skincare consumers. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may decide to pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials. When we determine to expand our sales further, we will employ sales personnel in various countries.

In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Results of Operations for the three and six months ended April 30, 2011 and for the Period from March 30, 2010 (Date of Inception) until April 30, 2011

We generated no revenues since our inception. We expect to have limited sales in the next 4 to 8 months as we introduce our products on our website and in small venues. There is no assurance, however, that we will earn any revenues or in amounts that will enable us to continue as a going concern.

6

We incurred $12,968 in operating expenses for the three months ended April 30, 2011, and $21,663 in operating expenses for the six months ended April 30, 2011. Our operating expenses for the three and six months ended April 30, 2011 consisted of mainly of transfer agent and professional fees. Our operating expenses from March 30, 2010 (Date of Inception) until April 30, 2011 were $43,148 and consisted mainly of transfer agent fees, professional fees, consulting fees, and website costs.

We expect that our operating expenses will increase as we are able to locate funds and pursue our business objectives. Until then, our operating expenses will include general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $12,968 for the three months ended April 30, 2011, and a net loss of $21,663 for the six months ended April 30, 2011. We have an accumulated net loss of $43,148 from March 30, 2010 (Date of Inception) until April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $34,567, consisting entirely of cash. Our total current liabilities as of April 30, 2011 were $2,115. Thus, we have working capital of $32,452, as of April 30, 2011.

Operating Activities used $41,033 in net cash for the period from March 30, 2010 (Date of Inception) until April 30, 2011. Our net loss of $43,148 was the major contributing factor to our negative operating cash flow. Investing Activities used no cash during the period from March 30, 2010 (Date of Inception) until April 30, 2011. Financing Activities generated $75,600 in cash during the period from March 30, 2010 (Date of Inception) until April 30, 2011, as a result of a private offering of equity securities raising $75,600.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $43,148 as of April 30, 2011. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

7

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

8

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
9

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forever Zen Ltd.

Date:	June 8, 2011

By:	/s/ Churyl Kylo
Churyl Kylo
Title:	Chief Executive Officer and Director