Form 10-Q
period 2011-07-31
Forever Zen Ltd.
filed 2011-09-15
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

(866) 860-0707
(Registrant’s telephone number)
_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of August 25, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2011 and October 31, 2010 (unaudited);
F-2	Statements of Operations for the three months ended July 31, 2011 and 2010, for the nine months ended July 31, 2011 and periods from March 30, 2010 (Inception) to July 31, 2011 and 2010 (unaudited);
F-3	Statements of Cash Flows for the nine months ended July 31, 2011 and period from March 30, 2010 (Inception) to July 31, 2011 and 2010 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at July 31, 2011 and October 31, 2010

	July 31, 2011	October 31, 2010
ASSETS
Current Assets
Cash	$26,290	$60,115
Total Current Assets	26,290	60,115

TOTAL ASSETS	$26,290	$60,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$2,308	$6,000

Total Liabilities	2,308	6.000

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid in capital	73,188	73,188
Deficit accumulated during the development stage	(51,618)	(21,485
Total Stockholders’ Equity	23,982	54,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,290	$60,115

See accompanying notes to financial statements.

F-1

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three and nine months ended July 31, 2011

Three months ended July 31, 2010

Period from March 30, 2010 (Inception) to July 31, 2010

Period from March 30, 2010 (Inception) to July 31, 2011

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	March 30, 2010 (Inception) to July 31, 2010	Period from March 30, 2010 (Inception) to July 31, 2011

Revenues	$0	$0	$0	$0	$0

Expenses:
Consulting fees	0		0	0	6,000
Meals and entertainment	0	850	105	0	1,072
General and administrative	1,593	2,142	2,310	0	4,976
Professional fees	5,447	960	13,168	0	19,688
Transfer agent fees	1,429	0	11,987	0	12,987
Travel	0	999	0	0	2,231
Website	0	0	2,563	0	4,664
Total General and Administrative Expenses	8,469	4,951	30,133	0	51,618

Net Loss	$(8,469)	$(4,951)	$(30,133)	$(0)	$(51,618)

Net Loss Per Share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and diluted	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

F-2

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended July 31, 2011

Period from March 30, 2010 (Inception) to July 31, 2010

Period from March 30, 2010 (Inception) to July 31, 2011

	Nine Months Ended July 31, 2011	Period from March 30, 2010 (Inception) to July 31, 2010	Period from March 30, 2010 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,133)	$0	$(51,618)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(3,692)	0	2,308
CASH FLOWS USED IN OPERATING ACTIVITIES	(33,825)	0	(49,310)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	—	30,000	75,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—	75,600

NET INCREASE (DECREASE) IN CASH	(33,825)	30,000	26,290
Cash, beginning of period	60,115	0	0
Cash, end of period	$26,290	$30,000	$26,290

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

The results of operations for the nine months ended July 31, 2011 are not indicative of the results that may be expected for the full year.

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

July 31, 2011

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

July 31, 2011

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

NOTE 3 - GOING CONCERN

Forever has a deficit accumulated during the development stage of $51,618 as of July 31, 2011. Forever's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Forever has no current source of revenue. Without realization of additional capital, it would be unlikely for Forever to continue as a going concern. Forever's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

F-6

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 4 – INCOME TAXES

For the periods ended July 31, 2011, Forever has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $51,600 at July 31, 2011, and will begin to expire in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2011
Deferred tax asset attributable to:
Net operating loss carryover	$17,500
Valuation allowance	(17,500)
Net deferred tax asset	$—

NOTE 5 – COMMON STOCK

At inception, Forever issued 1,500,000 shares of stock for $30,000 cash.

During the period ended October 31, 2010, Forever issued 912,000 shares of stock for $45,600.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2011 to August 25, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-7

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

Churyl Kylo is our president and sole director. Our offices are located at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7.

Our Products

We currently have three developed and ready for sale and distribution and, depending on receipt of additional financing, we expect a product rollout within 4 to 8 months . Our products that are ready to manufacture and sell are as follows:

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

Results of Operations for the three months ended July 31, 2011 and 2010, for the nine months ended July 31, 2011 and for the periods from March 30, 2010 (Date of Inception) until July 31, 2011 and 2010

We generated no revenues since our inception. We expect to have limited sales in the next 4 to 8 months as we introduce our products on our website and in small venues. There is no assurance, however, that we will earn any revenues or in amounts that will enable us to continue as a going concern.

We incurred $8,469 in operating expenses for the three months ended July 31, 2011, compared with $4,951 for the three months ended July 31, 2010. We incurred $30,133 in operating expenses for the nine months ended July 31, 2011 and $51,618 for the period from March 30, 2010 (Date of Inception) until July 31, 2011.

Our operating expenses from inception to date have consisted mostly of legal and accounting fees for the preparation of our registration statement and reporting obligations under the Exchange Act, for consulting and transfer agent fees, and for the development of our website. We expect that our operating expenses will increase as we are able to locate funds and pursue our business objectives. Until then, our operating expenses will largely consist of fees associated with our reporting obligations.

We had a net loss of $8,469 for the three months ended July 31, 2011, compared with $4,951 for the three months ended July 31, 2010. We had a net loss of $30,133 for the nine months ended July 31, 2011, and an accumulated net loss of $51,618 from March 30, 2010 (Date of Inception) until July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $26,290, consisting entirely of cash. Our total current liabilities as of July 31, 2011 were $2,308. Thus, we have working capital of $23,982 as of July 31, 2011.

Operating Activities used $49,310 in net cash for the period from March 30, 2010 (Date of Inception) until July 31, 2011. Our net loss of $51,618 was the major contributing factor to our negative operating cash flow. Investing Activities used no cash during the period from March 30, 2010 (Date of Inception) until July 31, 2011. Financing Activities generated $75,600 from the sale of our common stock.

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

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $51,618 as of July 31, 2011. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Forever Zen Ltd.
Date:	September 14, 2011
By:	/s/ Churyl Kylo
Churyl Kylo
Title:	Chief Executive Officer and Director

