Form 10-K
period 2011-10-31
Forever Zen Ltd.
filed 2012-01-31
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-171637

Forever Zen Ltd.
(Exact name of registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960 12th Street South Lethbridge, AL Canada	T1J 2S7
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (866) 860-0707

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,412,000 as of January 31, 2012.

PART I

Item 1. Business

Company Overview

We were incorporated as “Forever Zen Ltd.” (“Forever Zen”) on March 30, 2010, in the State of Nevada for the purpose of developing, manufacturing, and selling a line of skincare products specifically for men. Our executive offices are located at 960 12th Street, South Lethbridge, Alberta Canada T1J 2SJ.

Business of Company

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

We have three products developed and ready for sale and distribution. We are in the process of developing additional products to complement our existing line. We are continually refining our formulas through experimentation, testing different ingredients and percentage ratios during the mixture and production process. We intend to manufacture and distribute of our product online initially, and eventually through conventional skincare retailers.

At present, manufacturing consists of sourcing ingredients and containers from third parties, and packaging the product with the help of Ms. Kylo’s friends and family, some of whom are investors, who assist on an as-needed basis with no expectation of compensation. We are currently engaged in planning our marketing and distribution with a view to rolling out the product within the next six months. Our marketing and distribution will be constrained by our lack of capital. If the company is successful at raising additional capital in the near term, this will accelerate the product rollout because certain preliminary activities such as product marketing and relationship building with Internet bloggers and social media “hubs” can be outsourced to professionals instead of being done in-house by Ms. Kylo and family and friends.

Churyl Kylo is our president and sole director. Our offices are located at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7.

Men and Skincare

Male consumers are placing greater importance on their appearance and the personal care aspects of improved health and wellness, according to a 2009 report by Datamonitor Premium Research. This entire report is publicly available for sale, and we did not initiate or fund the research. Nor did we initiate or fund the research for any of the information provided in this Registration Statement. The information from Datamonitor cited below is available both in the comprehensive report and in the informative report summary, which is widely available for free at Datamonitor.com as well as other sites. The report notes that male attitudes toward personal care are still evolving and advises that understanding male needs, attitudes, and behaviors toward grooming will open up new commercial avenues in this underserved arena. The male grooming market, while exhibiting strong potential, requires a significantly different approach compared to the mature female market. This is likely due to some substantial differences in attitudes and behaviors that have been found to exist across genders. For many men, purchasing personal care products continues to be borne out of necessity and is largely devoid of the emotional connection generally seen among women. The Datamonitor report concluded that by increasing the level of engagement between men and their grooming brands, companies can help to improve sales and push the market further toward the mainstream. Products deemed as “essential” have traditionally been most popular, while anti-aging products still have much untapped potential in the men’s market.

The Datamonitor report also lists the following findings, which we feel are applicable to our business strategy moving forward:

  Some men are increasing the amount of time they spend on their personal appearance.
  Motivational factors for men in the field of personal care show significant differences to equivalent female attitudes.
  Men feel a lower engagement with personal care products and brands than women do.
  Price is currently the most important factor to men when choosing personal care products.
  Some men are open to premiumization in personal care.
  Personal hygiene is rated as the most important factor among male consumers in creating a sense of wellbeing.
  Minimizing body odor is the biggest skincare-related concern among men.
  A wide variety of skincare issues are of concern to many men, but encouragement is still needed to increase product usage.
  Men do not feel particularly self-conscious when faced with advertising for personal care products.
  Men seem most comfortable discussing personal grooming subjects under the cloak of anonymity offered online.
  The male grooming market is open to new players.

While the top grooming products for men continue to be shaving treatments, the market has naturally diversified to include other products that deal with more specific skin issues, such as moisturizers. Many market-leading companies targeted the growing male consumer market early on, such as L'Oreal with its comprehensive men's skincare and personal care range, Men's Experts. Likewise, increasingly sophisticated products that have traditionally catered to female vanities are being marketed to men with manufacturers including Beiersdorf and Shiseido launching products such as anti-wrinkle creams, bronzing products, and toning gels. This indicates that companies are no longer opting to manufacture only the stereotypical male grooming products, such as shaving foam and razors, but are now focused on developing increasingly niche products. Among the mainstream beauty brands that make products for men are Kiehl’s, Jack Black, Zirh, Neutrogena, and Clinique.

Skincare companies seeking to target men generally seek to understand the evolving male approach to skincare, and how this approach differs from that of women. “Women use cosmetic products to beautify, but men have a totally different approach and totally different goals,” said Marek Hewryk, who holds degrees in applied chemistry and biology, and is founder of the men’s skincare company 4Voo. “Men use cosmetic products in order to cover up or correct imperfections, not to enhance beauty,” says Hewryk. Don Montuori, publisher of Packaged Facts, notes, “It has only been in the 2000’s that the men’s grooming market has become a steadily strong performer, in large part because marketers have finally assembled the essential keys to marketing to men, typically through humorous advertising that emphasizes the multi-functionality of products that work fast and efficiently…but men are becoming more adventurous in their personal care regimens.” Montuori adds, “Many of the world’s men [are] trying premium male-specific hair gels or skin creams for the first time.”

Dermatologist Dr. Harold Lancer discussed the science behind gender-specific products in a recent Chicago Tribune article, noting that, "Usually male skin has a thicker epidermis and a thicker dermis," and, "The thicker skin and the heavier oil glands make it a much harder target to penetrate, so the products are different — which usually means more highly concentrated."

Lancer says that is why, when a man does find himself exploring skincare options for the first time, simply defaulting to whatever the lady of the house has on hand is better than nothing but won't be as effective. Lancer indicates that skincare is a segment of the industry ripe for growth.

Men’s Grooming and Skincare Industry

The Men’s Grooming Products Industry is one of the few product markets equipped to maintain positive growth during the recession, according to leading market research publisher Packaged Facts in a recent study, Men's Grooming Products: A Global Analysis. Male-specific body wash, deodorant, hair gel, shaving cream, razors, moisturizer, etc., constitute one of those markets that now outpace the overall beauty/grooming retail markets in many countries of the world, despite economic recession. The report values the Men’s Grooming Products Industry at $19.7 billion worldwide in 2009, and projects that male-specific grooming products will mushroom to $28.0 billion by 2014. The report also states that, “the male grooming sector continues to show robust growth without fully living up to its enormous potential.”

The Packaged Facts report identifies four factors driving the market:

  the ongoing rise of middle-class sectors in fast growing nations such as Brazil, Russia, India, and China;
  the Internet and similar technology providing enhanced access to new consumer bases outside wealthy industrialized regions;
  marketers’ increasingly sophisticated appeals to men, including creating or repositioning brands that flatter the male sense of national and ethnic identity; and
  the universal appeal of naturally or organically formulated toiletries that satisfy growing consumer consciousness regarding environmentalism and potential health problems originating from chemical-laden products.

Skincare

One of the fastest growing segments of men’s grooming products is skincare, which refers to non-shaving products such as facial cleansers, moisturizers, and exfoliants. That category grew more than fivefold over the period between 1997 and 2009, from $40.9 million to $217 million, according to market data firm Euromonitor International. Additionally, a large portion of men’s skincare products are sold online by companies that are often not included in research data. Among those brands, business appears to be thriving. Menaji, for example, reports a 70 percent increase in online sales over the last three years, according to Michele Probst, the makeup artist who founded the company 10 years ago. At 4Voo, a seven-year-old Canadian company that targets all of its products toward men, sales have tripled over the last four years, according to Marek Hewryk, the founder. Another Canadian men’s line that says it has thousands of customers in the United States, KenMen, has quadrupled sales since 2005, according to Lee Gilbert, its founder.

Consumers want products that reverse, stop, and prevent the signs of aging, thus fueling sales. According to a 2008 online article published by Fashion Industry Today, people want to look more youthful and see improvement in their skin. However, they want these results without a large expense. The article predicts that since Botox, facial lasers, and many surgical procedures are costly options, they will be utilized with lessening frequency, while less expensive options, such as products that help people feel better and provide skin repair from the comfort of their home, will become the focus of the anti-aging skincare industry. Consumers are often even opting for high-end skincare lines in lieu of expensive plastic surgery procedures.

Broadening the target market for anti-aging products has also led to an increase in spending on anti-aging products and a new market of individuals who purchase the products. Younger age groups are beginning to jump on the anti-aging bandwagon by changing not only their lifestyle but their grooming practices as well. In general, research indicates that consumers wish to fight the aging process and minimize the visible effects of aging.

Trends such as organic and natural product sales in the skincare industry are also growing. In addition to natural and organic products, vitamins and minerals are used in topical formulations as well as in dietary supplements to prevent physical signs of aging. These two areas have coincided with supplements and food products designed to improve the skin from within the body. This allows the products to serve both health care and beauty enhancement functions. The companies dominating the organic and natural product niche are becoming targets for buy-outs and takeovers by larger, branded, well known companies. An example of this is the recent acquisition of Sanoflore by L’Oreal. Products mimicking the results or experience of going to a salon or spa are also an extremely important trend in anti-aging skincare products. Consumers want products which serve multiple functions. Promising protection, prevention, deep cleansing, and regeneration are desirable product functions for average consumers. Anti-aging skincare products that produce promised results will likely thrive in almost any economy.

E-Commerce: The Online Shopping Market

According to internet research firm Internet World Stats (internetworldstats.com), 1.96 billion people were using the Internet worldwide as of June 2010, 266 million of which were American. North American represents approximately 13.5% of the entire global online market by number of users. Additionally, according to internet research firm comScore (in their 2/4/11 press release publicly available at comscore.com), Americans contributed over $227.6 Billion to e-commerce through online purchases in 2010, including $142.5 billion in retail (non-travel) purchases. ComScore calculates that American consumers increased their retail e-commerce spending in 2010 by 10% over the previous year. While challenging economic conditions slowed and even reduced e-commerce during Q4 2008 through 2009, the table below (also from ComScore’s press release) indicates that Internet shopping has resumed its growth.

Retail E-Commerce (Non-Travel) Growth Rates Excludes Auctions, Autos and Large Corporate Purchases Total U.S. – Home/Work/University Locations Source: comScore, Inc.
Quarter	E-Commerce Spending ($ Millions)	Y/Y Percent Change
Q1 2007	$27,970	17%
Q2 2007	$27,176	23%
Q3 2007	$28,441	23%
Q4 2007	$39,132	19%
Q1 2008	$31,178	11%
Q2 2008	$30,581	13%
Q3 2008	$30,274	6%
Q4 2008	$38,071	-3%
Q1 2009	$31,031	0%
Q2 2009	$30,169	-1%
Q3 2009	$29,552	-2%
Q4 2009	$39,045	3%
Q1 2010	$33,984	10%
Q2 2010	$32,942	9%
Q3 2010	$32,133	9%
Q4 2010	$43,432	11%

Our Products

The rising demand for men’s skincare and anti-aging products in the global market in conjunction with the current success of online sales generally have resulted in what we anticipate will be a highly receptive potential market for our products. Scientific research indicates that a man’s skin is significantly different from that of a woman’s, and men are more open to products that are formulated specifically for their skin than they have been in the past. Market research indicates that men are becoming more educated and disciplined regarding skincare and are consequently investing more time and money in their appearance. Male consumers are seeking non-surgical, cost-effective solutions to their skincare needs and are demanding high-quality products that deliver desired results and complement a holistic approach to their overall health and wellbeing.

We are in the process of developing a line of skincare products specifically for men in the global market. The development of our products was inspired by traditional Eastern spiritual ideas relating to harmony with self and nature, and we intend to market our products, in part, by suggesting that, in using the products, men will find harmony with self and nature. We plan to differentiate our products from other men’s skincare lines by adopting a holistic anti-aging approach coupled with health practices such as yoga and meditation, aspects of which will be highlighted alongside our products on our website, www.foreverzen.net.

Our Product line incorporates the philosophy that all health products are best when they come from the earth. Therefore, all of our products contain natural ingredients such as fruits and oils. We have three products developed and ready for sale and distribution. We are in the process of developing additional products to complement our existing line. We are designing and developing our product line by conducting experiments to improve quality and cost. These experiments include testing different ingredients and percentage ratios in the mixture and production process. We do not test any of our products on animals, and we will publicize this fact on our website. We are searching for the lowest priced, highest-quality ingredients available in the market in our efforts to reduce cost. We are also researching the benefits of adding more ingredients to further improve our Product line. We are constantly seeking to improve our Products’ essential qualities, such as moisture retention and hydrating capability, SPF protection, exfoliating effects, and anti-aging benefits. Refining these qualities will ensure that our Product line is safe, desirable, and highly effective.

We are preparing marketing and distribution for our products. We currently have three products developed and ready for sale:

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

We are currently working on expanding our product lines to include:

  Shave – A eucalyptus shaving oil designed to give a closer shave and help eliminate the stripping of natural oils during the shaving process. By replacing the body’s natural oils, this Product helps reduce ingrown hairs and nicks as well. This product is still in development but will likely be our next product offering.
  shaving cream
  aftershave
  creams for oily and dry skin
  anti-wrinkle creams
  body wash

We are currently in the development stage of working on Shave. However, this product is not yet complete and thus is not ready for manufacturing or sale. We estimate that it will take at least nine months before we are ready to start selling this product. Additionally, we have plans to expand our line of products to include: shaving cream, aftershave, creams for oily/dry skin, anti-wrinkle creams and a body wash. The aforementioned products are still very much in the initial stages of development and therefore we do not foresee producing or selling these products for a minimum of fifteen months

Sales and Distribution

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

Our Website

Currently we maintain one website, www.foreverzen.net, which in the near future will include information regarding our skincare products, a general discussion of skin therapies and products, and recommended strategies for skincare. Currently, our site is customer-facing with a toll-free number displayed for customer inquiries. The e-commerce functionality is currently disabled because we are not yet ready to sell our products in volume. In time we believe it will serve as an ecommerce portal, which is one of the sales channels through which we intend to sell our Product. We have engaged Dropmedia, a website and Internet strategy company, to help us develop our current website. Our goal is to have the most attractive, practical and informative men’s skincare-related website on the Internet, with an easy to use, buyer-friendly interface.

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

Competition

We compete with a number of established manufacturers, importers, and distributors who sell skincare products to men via the Internet and through conventional retail channels. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

  Lab Series Skincare for Men sells anti-aging, brightening, shaving, moisturizers, and sun-protection products via their website, www.labseries.com. They claim their Age Rescue Face Lotion “minimizes the appearance of visible lines, wrinkles, skin discolorations and broken capillaries.” Lab Series advertises that their formulas are “powered by technology, backed by scientific research, and reinforced by years of success in addressing men's skincare and grooming needs.”
  ZIRH has been in business since 1995 and was acquired by Proctor & Gamble in 2009. ZIRH claims to be a “leading worldwide manufacturer of men's skincare and shaving products.” They offer a Total Satisfaction Guarantee on their products, which are sold through their website, www.zirh.com and in department and specialty stores. They sell “multi-purpose products that are easy to use” and “scientifically tested,” and are made from “quality ingredients,” including “natural oils, extracts and botanicals.”
  4Voo is a seven-year-old Canadian Company that markets a variety of skincare and grooming products all targeted to men and sold through their website, www.4voo.com. These products include a concealer called Confidence Corrector, a moisturizing self tanner, and an “ultra intensive age-defying complex.”

We plan to compete primarily on the basis of quality, brand name recognition, and price. We plan to follow the model used by Anita Roddick to grow “The Body Shop” by catering to a small group of people interested in this particular niche, and expand from there. We intend to grow through niche internet marketing. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Research and Development

We have not spent any money on research and development. Our officer and director, Churyl Kylo, spent several years developing what are now our formulas.

Intellectual Property

We have not filed any patent applications on any of our products. In the future, we intend to file for a patent on three developed products. We will also file for patent pending status as we design and develop formulas for our skincare products. We will apply for patent protection and/or copyright protection in the United States, Canada, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and patents will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the skincare industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in the United States, Canada, and other jurisdictions are not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our President and director, Churyl Kylo. She currently oversees all responsibilities in the areas of corporate administration, business development, and research. She currently devotes approximately 50% of her time to our company. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Ms. Kylo is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with an in-depth knowledge of operations and markets will allow us to build market share more effectively.

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

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We maintain our corporate office at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7. Our property is adequate and suitable for our needs.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “FRVZ.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A
January 31, 2011	N/A	N/A

Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
October 31, 2010	N/A	N/A
July 31, 2010	N/A	N/A
April 30, 2010	N/A	N/A
January 31, 2010	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2011, we had 2,412,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business, or;

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended October 31, 2011 and for the period from inception (March 30, 2010) to October 31, 2011 and 2010

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

Our operating expenses for the year ended October 31, 2011 were $62,452, and consisted of professional fees in the amount of $37,885, travel expenses of $899, meals and entertainment of $481, website expenses of $2,563, transfer agent fees of $16,433, and general and administrative expenses of $4,191. Our operating expenses for the period from inception (March 30, 2010) through October 31, 2011 were $83,937, and consisted of professional fees in the amount of $44,405, consulting fees of $6,000, travel expenses of $3,130, meals and entertainment of $1,448, website expenses of $4,664, transfer agent fees of $17,433, and general and administrative expenses of $6,857.

We had a net loss of $62,452 for the year ended October 31, 2011, and a net loss of $83,937 for the period from inception (March 30, 2010) to October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2011, we had total current assets of $1,187. Our total current liabilities as of October 31, 2011 were $9,524. Thus, we had a working capital deficit of $8,337 as of October 31, 2011.

Operating activities used $63,354 in cash for the year ended October 31, 2011. Our net loss of $62,452 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2011 consisted of $4,426 as proceeds from related party loans.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have a deficit accumulated during the development stage of $83,937 as of October 31, 2011. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2011 and 2010
F-3	Statements of Operations for the Year Ended October 31, 2011 and periods from inception (March 30, 2010) to October 31, 2011 and 2010
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception (March 30, 2010) to October 31, 2011
F-5	Statements of Cash Flows for the Year Ended October 31, 2011 and periods from inception (March 30, 2010) to October 31, 2011 and 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Forever Zen Ltd.

Lethbridge, Alberta, Canada

We have audited the accompanying balance sheets of Forever Zen Ltd., as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from March 30, 2010 (date of inception) to October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Zen Ltd., as of October 31, 2011 and 2010 and the results of its operations and cash flows for the periods then ended and for the period from March 30, 2010 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Forever Zen Ltd. will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 17, 2012

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and equivalents	$1,187	$60,115

TOTAL ASSETS	$1,187	$60,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$5,098	$6,000
Loans payable – related party	4,426	0
Total Liabilities	9,524	6,000

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	73,188	73,188
Deficit accumulated during the development stage	(83,937)	(21,485)
Total Stockholders’ Equity (Deficit)	(8,337)	54,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,187	$60,115

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED OCTOBER 31, 2011 AND 2010

FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2011

	For the year ended October 31, 2011	For the period from March 30, 2010 (Inception) to October 31, 2010	For the period from March 30, 2010 (Inception) to October 31, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	37,885	6,520	44,405
Consulting fees	0	6,000	6,000
Travel	899	2,231	3,130
Meals and entertainment	481	967	1,448
Website expenses	2,563	2,101	4,664
Transfer agent fees	16,433	1,000	17,433
General and administrative expenses	4,191	2,666	6,857
TOTAL EXPENSES	62,452	21,485	83,937

LOSS FROM OPERATIONS	(62,452)	(21,485)	(83,937)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(62,452)	$(21,485)	$(83,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	1,839,162

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2011

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0

Issuance of founder shares	1,500,000	1,500	28,500	—	30,000

Issuance of shares for cash	912,000	912	44,688	—	45,600

Net loss for the period ended October 31, 2010	—	—	—	(21,485)	(21,485)

Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the year ended October 31, 2011	—	—	—	(62,452)	(62,452)

Balance, October 31, 2011	2,412,000	$2,412	$73,188	$(83,937)	$(8,337)

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED OCTOBER 31, 2011 AND 2010

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2011

	For the year ended October 31, 2011	For the period from March 30, 2010 (Inception) to October 31, 2010	For the period from March 30, 2010 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(62,452)	$(21,485)	$(83,937)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(902)	6,000	5,098
Net Cash Used by Operating Activities	(63,354)	(15,485)	(78,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	75,600	75,600
Proceeds from related party loans	4,426	0	4,426
Net Cash Provided by Financing Activities	4,426	75,600	80,026

Net Increase (Decrease) in Cash	(58,928)	60,115	1,187

Cash, beginning of period	60,115	0	0
Cash, end of period	$1,187	$60,115	$1,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Forever Zen Ltd. (“Forever” or “the Company”) was incorporated in Nevada on March 30, 2010. Forever is developing a line of skin cream products. Forever is a development stage company and has not yet realized any revenues from its planned operations.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At October 31, 2011 and 2010, the Company had $1,187 and $60,115 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, credit card payable and related party loan payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all non-governmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2011 and 2010:

	2011	2010
Audit fees	$4,250	$5,000
Legal fees	848	0
Transfer agent fees	0	1,000
Total Accrued Expenses	$5,098	$6,000

NOTE 3 – LOAN PAYABLE – RELATED PARTY

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

NOTE 4 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 to several investors at $0.05 per share for total cash proceeds of $45,600.

There were no additional shares issued during the year ended October 31, 2011.

As of October 31, 2011 there were 2,412,000 shares of common stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – LIQUIDITY AND GOING CONCERN

Forever Zen Ltd. has a working capital deficit, has incurred losses since inception, and has received no revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Forever to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 7 – INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $84,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax benefit attributable to:
Current Operations	$21,234	$7,305
Less: valuation allowance	(21,234)	(7,305)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$28,539	$7,305
Less: valuation allowance	(28,539)	(7,305)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $83,937 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

On December 5, 2011, the Company received an additional loan from a related party for $5,000 to help fund operations. The loan is unsecured, non-interest bearing and due on demand.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2011 to January 30, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2011.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director and executive officer, her age as of October 31, 2011 and her present positions.

Name	Age	Position Held with the Company
Churyl Kylo	56	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Churyl Kylo is our President, CEO, and sole officer and director. She founded our company with the idea to create a line of cosmetics for men. For the past five years, she has led the development of our products and worked as a Certified Canadian Realtor. From 2007 to 2009, she also worked for Form 1 Land Inc. as an interior designer and marketing consultant. From 1984-1987, she owned a cosmetic company called Peaches n’ Cream. Although her involvement with Peaches n’ Cream ceased over 20 years ago, Ms. Kylo’s experience in running a cosmetics business has provided her the experience we believe is necessary to manage our company. She understands the business of manufacturing and selling cosmetics and maintained her study in the industry from then until the present day. She is intelligent, organized and determined, and she has knowledge of alternative “eastern” practices such as meditation, and natural ingredients, developed in connection with her personal interest over a period of decades. As a realtor, she has added to her marketing and selling skill set. Those skills complement her understanding of the cosmetics industry to make her a qualified executive for our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Churyl Kylo.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Churyl Kylo, at the address appearing on the first page of this annual report.

Code of Ethics

October 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Churyl Kylo, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Churyl Kylo	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of October 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Churyl Kylo	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2011, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,412,000 Shares of Common Stock issued and outstanding as of October 31, 2011.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Churyl Kylo at 960 12th Street, South Lethbridge Alberta Canada T1J 2SJ	Common Stock	1,500,000 Shares	62.2%
DIRECTORS AND OFFICERS – TOTAL		1,500,000 Shares	62.2%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

We know of no person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$9,500	$0	$0	$0
2010	$5,900	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1          Incorporated by reference to the Registration Statement on Form S-1 filed on January 11, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forever Zen Ltd.

By:	/s/ Churyl Kylo
Churyl Kylo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 31, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Churyl Kylo
Churyl Kylo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 31, 2012

