Form 10-Q
period 2012-01-31
Forever Zen Ltd.
filed 2012-03-16
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of March 12, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2012 and October 31, 2011 (unaudited)
F-2	Statements of Operations for the three months ended January 31, 2012 and 2011 and period from March 30, 2010 (Inception) to January 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the three months ended January 31, 2012 and 2011 and period from March 30, 2010 (Inception) to January 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at January 31, 2012

ASSETS	January 31, 2012	October 31, 2011

Current Assets
Cash	$1,807	$1,187
Total Current Assets	1,807	1,187

TOTAL ASSETS	$1,807	$1,187

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,846	$5,098
Loans payable-related party	11,243	4,426

Total Liabilities	13,089	9,524

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid in capital	73,188	73,188
Deficit accumulated during the development stage	(86,882)	(83,937)
Total Stockholders’ Equity (Deficit)	(1,282)	(8,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,807	$1,187

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months ended January 31, 2012 and 2011

Period from March 30, 2010 (Inception) to January 31, 2012

	Three months ended January 31, 2012	Three months ended January 31, 2011	Period from March 30, 2010 (Inception) to January 31, 2012

Revenues	$-0-	$-0-	$-0-

Expenses:
Consulting fees	-	-	6,000
Meals and entertainment	-	-	1,448
General and administrative	751	534	7,608
Professional fees	1,000	6,161	45,405
Transfer agent fees	339	-	17,772
Travel	855	-	3,985
Website	-	2,000	4,664
Total Expenses	2,945	8,695	86,882

Loss from Operations	(2,945)	(8,695)	(86,882)

Provision for income taxes	-	-	-

Net Loss	$(2,945)	$(8,695)	$(86,882)

Net Loss per Share : Basic and Diluted	$0.00	$0.00

Weighted average number of shares outstanding: Basic and Diluted	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the Three Months Ended January 31, 2012 and 2011

Period from March 30, 2010 (Inception) to January 31, 2012

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Period from March 30, 2010 (Inception) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,945)	$(8,695)	$(86,882)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(3,252)	(4,919)	1,846
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,197)	(13,614)	(85,036)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	6,817	-	11,243
Proceeds from sales of common stock	-	-	75,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,817	-	86,843

NET INCREASE (DECREASE) IN CASH	620	(13,614)	1,807
Cash, beginning of period	1,187	60,115	-
Cash, end of period	$1,807	$46,501	$1,807

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2012

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

These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2011.

The results of operations for the three months ended January 31, 2012 are not indicative of the results that may be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At January 31, 2012 and October 31, 2011, the Company had $1,807 and $1,187 of cash, respectively.

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

Foreign Currency

The operations of the Company are located in Canada. Forever maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2012 and October 31, 2011:

	2012	2011
Accounting fees	$1,000	$4,250
Legal fees	846	848
Total accrued expenses	$1,846	$5,098

 NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

During the period ended January 31, 2012, an officer and shareholder loaned the Company an additional $6,817 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

The total amount of loans payable to related party as at January 31, 2012 is $11,243.

NOTE 5 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 common shares to several investors at $0.05 per share for total cash proceeds of $45,600.

There were no additional shares issued during the period ended January 31, 2012.

As of January 31, 2012 there were 2,412,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

 NOTE 8 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $86,890 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,001	$2,957
Valuation allowance	(1,001)	(2,957)
Net deferred tax asset	$-	$-

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$29,543
Valuation allowance	(29,543)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,890 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

At present, manufacturing consists of sourcing ingredients and containers from third parties, and packaging the product with the help of Churyl Kylo’s friends and family, some of whom are investors, who assist on an as-needed basis with no expectation of compensation. We are currently engaged in planning our marketing and distribution with a view to rolling out the product within the next six months. Our marketing and distribution will be constrained by our lack of capital. If the company is successful at raising additional capital in the near term, this will accelerate the product rollout because certain preliminary activities such as product marketing and relationship building with Internet bloggers and social media “hubs” can be outsourced to professionals instead of being done in-house by Ms. Kylo and family and friends.

Churyl Kylo is our president and sole director. Our offices are located at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7.

4

Results of Operations for the three months ended January 31, 2012 and 2011 and for the period from March 30, 2010 (Date of Inception) until January 31, 2012

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $2,945 in operating expenses for the three months ended January 31, 2012, compared with $8,695 for the three months ended January 31, 2011. We incurred $86,882 for the period from March 30, 2010 (Date of Inception) until January 31, 2012.

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

We had a net loss of $2,945 for the three months ended January 31, 2012, compared with $8,695 for the three months ended January 31, 2011. We had an accumulated net loss of $86,882 from March 30, 2010 (Date of Inception) until January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2012, we had total current assets of $1,807, consisting entirely of cash. Our total current liabilities as of January 31, 2012 were $13,089. Thus, we have a working capital deficit of $11,282 as of January 31, 2012.

Operating activities used $85,036 in net cash for the period from March 30, 2010 (Date of Inception) until January 31, 2012. Our net loss of $86,882 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until January 31, 2012. Financing activities generated $75,600 from the sale of our commons stock and $11,243 from related party loans.

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

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have a working capital deficit, have incurred losses since inception, and have received no revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

5

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

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

Item 4. Mine Safety Disclosures

None

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
7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forever Zen Ltd.
Date:	March 16, 2012
By:	/s/ Churyl Kylo
Churyl Kylo
Title:	Chief Executive Officer and Director

8