Form 10-Q
period 2012-04-30
Forever Zen Ltd.
filed 2012-06-14
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of June 14, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2012 and October 31, 2011 (unaudited)
F-2	Statements of Operations for the three and six months ended April 30, 2012 and 2011 and period from March 30, 2010 (Inception) to April 30, 2012 (unaudited)
F-3	Statements of Cash Flows for the six months ended April 30, 2012 and 2011 and period from March 30, 2010 (Inception) to April 30, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at April 30, 2012 and October 31, 2011

ASSETS	April 30, 2012	October 31, 2011

Current Assets
Cash	$2,712	$1,187
Total Current Assets	2,712	1,187

TOTAL ASSETS	$2,712	$1,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,846	$5,098
Loans payable-related party	19,019	4,426

Total Liabilities	20,865	9,524

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid in capital	73,188	73,188
Deficit accumulated during the development stage	(93,753)	(83,937)
Total Stockholders’ Deficit	(18,153)	(8,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,712	$1,187

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and six months ended April 30, 2012 and 2011

Period from March 30, 2010 (Inception) to April 30, 2012

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011	Period from March 30, 2010 (Inception) to April 30, 2012

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Consulting fees	—	—	—	—	6,000
Meals and entertainment	22	105	22	105	1,470
General and administrative	1,709	183	2,460	717	9,317
Professional fees	4,991	1,560	5,991	7,721	50,396
Transfer agent fees	149	10,557	488	10,557	17,921
Travel	—	—	855	—	3,985
Website	—	563	—	2,563	4,664
Total Expenses	6,871	12,968	9,816	21,663	93,753

Loss from Operations	(6,871)	(12,968)	(9,816)	(21,663)	(93,753)

Provision for income taxes	—	—	—	—	—

Net Loss	$(6,871)	$(12,968)	$(9,816)	$(21,663)	$(93,753)

Net Loss per Share : Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding: Basic and Diluted	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the Six Months Ended April 30, 2012 and 2011

Period from March 30, 2010 (Inception) to April 30, 2012

	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011	Period from March 30, 2010 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,816)	$(21,663)	$(93,753)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(3,252)	(3,885)	1,846
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,068)	(25,548)	(91,907)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	14,593	—	19,019
Proceeds from sales of common stock	—	—	75,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,593	—	94,619

NET INCREASE (DECREASE) IN CASH	1,525	(25,548)	2,712
Cash, beginning of period	1,187	60,115	—
Cash, end of period	$2,712	$34,567	$2,712

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2012

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

The results of operations for the three months ended April 30, 2012 are not indicative of the results that may be expected for the full year.

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

Basis of Presentation

The financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2012 and October 31, 2011, the Company had $2,712 and $1,187 of cash, respectively.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2012 and October 31, 2011:

	2012	2011
Accounting fees	$1,000	$4,250
Legal fees	846	848
Total accrued expenses	$1,846	$5,098

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

During the period ended April 30, 2012, an officer and shareholder loaned the Company an additional $14,593 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

The total amount of loans payable to related party as at April 30, 2012 is $19,019.

NOTE 5 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 to several investors at $0.05 per share for total cash proceeds of $45,600.

There were no additional shares issued during the period ended April 30, 2012.

As of April 30, 2012 there were 2,412,000 shares of common stock issued and outstanding.

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

APRIL 30, 2012

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

 NOTE 8 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $93,753 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,338	$1,001
Valuation allowance	(3,338)	(1,001)
Net deferred tax asset	$—	$—

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$31,875
Valuation allowance	(31,875)
Net deferred tax asset	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $93,753 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Churyl Kylo is our president and sole director. Our offices are located at 960 12th Street South, Lethbridge, Alberta, Canada T1J 2S7.

4

Results of Operations for the three and six months ended April 30, 2012 and 2011 and for the period from March 30, 2010 (Date of Inception) until April 30, 2012

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $6,871 in operating expenses for the three months ended April 30, 2012, compared with $12,968for the three months ended April 30, 2011. We incurred $9,816 in operating expenses for the six months ended April 30, 2012, compared with $21,663 for the six months ended April 30, 2011. We incurred $93,753for the period from March 30, 2010 (Date of Inception) until April 30, 2012.

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

We had a net loss of $6,871 for the three months ended April 30, 2012, compared with $12,968 for the three months ended April 30, 2011. We had a net loss of $9,816 for the six months ended April 30, 2012, compared with $21,663 for the six months ended April 30, 2011. We had an accumulated net loss of $93,753 from March 30, 2010 (Date of Inception) until April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2012, we had total current assets of $2,712, consisting entirely of cash. Our total current liabilities as of April 30, 2012 were $20,865. Thus, we have a working capital deficit of $18,153 as of April 30, 2012.

Operating activities used $91,907 in net cash for the period from March 30, 2010 (Date of Inception) until April 30, 2012. Our net loss of $93,753 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until April 30, 2012. Financing activities generated $94,619 from the sale of our commons stock and from related party loans.

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

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

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

Forever Zen Ltd.
Date:	June 14, 2012
By:	/s/ Churyl Kylo
Churyl Kylo
Title:	Chief Executive Officer and Director

8