Form 10-Q
period 2012-07-31
Forever Zen Ltd.
filed 2012-09-14
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171637

Forever Zen Ltd.

(Exact name of registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of September 10, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2012 and October 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended July 31, 2012 and 2011 and period from March 30, 2010 (Inception) to July 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 and period from March 30, 2010 (Inception) to July 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As at July 31, 2012 and October 31, 2011

ASSETS	July 31, 2012	October 31, 2011

Current Assets
Cash	$1,631	$1,187
Total Current Assets	1,631	1,187

TOTAL ASSETS	$1,631	$1,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,846	$5,098
Loans payable - related party	19,823	4,426

Total Liabilities	22,669	9,524

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid in capital	73,188	73,188
Deficit accumulated during the development stage	(96,638)	(83,937)
Total Stockholders’ Deficit	(21,038)	(8,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,631	$1,187

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

Three months and nine months ended July 31, 2012 and 2011

Period from March 30, 2010 (Inception) to July 31, 2012

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011	Period from March 30, 2010 (Inception) to July 31, 2012

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Consulting fees	—	—	—	—	6,000
Meals and entertainment	—	—	22	105	1,470
General and administrative	198	1,593	2,658	2,310	9,515
Professional fees	2,687	5,447	8,678	13,168	53,083
Transfer agent fees	—	1,429	488	11,987	17,921
Travel	—	—	855	—	3,985
Website	—	—	—	2,563	4,664
Total Expenses	2,885	8,469	12,701	30,133	96,638

Loss from Operations	(2,885)	(8,469)	(12,701)	(30,133)	(96,638)

Provision for income taxes	—	—	—	—	—

Net Loss	$(2,885)	$(8,469)	$(12,701)	$(30,133)	$(96,638)

Net Loss per Share : Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding: Basic and Diluted	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the Nine Months Ended July 31, 2012 and 2011

Period from March 30, 2010 (Inception) to July 31, 2012

	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011	Period from March 30, 2010 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,701)	$(30,133)	$(96,638)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(2,252)	(3,692)	2,846
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,953)	(33,825)	(93,792)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	15,397	—	19,823
Proceeds from sales of common stock	—	—	75,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,397	—	95,423

NET INCREASE (DECREASE) IN CASH	444	(33,825)	1,631
Cash, beginning of period	1,187	60,115	—
Cash, end of period	$1,631	$26,290	$1,631

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2012

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

The results of operations for the three and nine months ended July 31, 2012 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2012 and October 31, 2011, the Company had $1,631 and $1,187 of cash, respectively.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

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

JULY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2012 and October 31, 2011:

	2012	2011
Accounting fees	$2,000	$4,250
Legal fees	846	848
Total accrued expenses	$2,846	$5,098

NOTE 4 – LOAN PAYABLE – RELATED PARTY

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

During the period ended July 31, 2012, an officer and shareholder loaned the Company an additional $15,397 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

The total amount of loans payable to related party as at July 31, 2012 is $19,823.

NOTE 5 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 to several investors at $0.05 per share for total cash proceeds of $45,600.

There were no additional shares issued during the period ended July 31, 2012.

As of July 31, 2012 there were 2,412,000 shares of common stock issued and outstanding.

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

JULY 31, 2012

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

 NOTE 8 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $96,638 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended July 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,318	$10,245
Valuation allowance	(4,318)	(10,245)
Net deferred tax asset	$—	$—

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$32,857
Valuation allowance	(32,857)
Net deferred tax asset	$—

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 8 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $96,638 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

At present, manufacturing consists of sourcing ingredients and containers from third parties, and packaging the product. We are currently engaged in planning our marketing and distribution with a view to rolling out the product within the next six to twelve months. Our marketing and distribution will be constrained by our lack of capital. If the company is successful at raising additional capital in the near term, this will accelerate the product rollout because certain preliminary activities such as product marketing and relationship building with Internet bloggers and social media “hubs” can be outsourced to professionals instead of being done in-house.

Hans Morgan Van Niekerk is our president and sole director. Our offices are located at E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica.

4

Results of Operations for the three and nine months ended July 31, 2012 and 2011 and for the period from March 30, 2010 (Date of Inception) until July 31, 2012

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $2,885 in operating expenses for the three months ended July 31, 2012, compared with $8,469 for the three months ended July 31, 2011. We incurred $12,701 in operating expenses for the nine months ended July 31, 2012, compared with $30,133 for the nine months ended July 31, 2011. We incurred $96,638 for the period from March 30, 2010 (Date of Inception) until July 31, 2012.

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

We had a net loss of $2,885 for the three months ended July 31, 2012, compared with $8,469 for the three months ended July 31, 2011. We had a net loss of $12,701 for the nine months ended July 31, 2012, compared with $30,133 for the nine months ended July 31, 2011. We had an accumulated net loss of $96,638 from March 30, 2010 (Date of Inception) until July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2012, we had total current assets of $1,631, consisting entirely of cash. Our total current liabilities as of July 31, 2012 were $22,669. Thus, we have a working capital deficit of $21,038 as of July 31, 2012.

Operating activities used $93,792 in net cash for the period from March 30, 2010 (Date of Inception) until July 31, 2012. Our net loss of $96,638 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until July 31, 2012. Financing activities generated $95,423 from the sale of our commons stock and from related party loans during the period from March 30, 2010 (Date of Inception) until July 31, 2012.

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

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have a working capital deficit, have incurred losses since inception, and have received no revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

5

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

6

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Forever Zen Ltd.
Date:	September 14, 2012
By:	/s/ Hans Van Niekerk
Hans Van Niekerk
Title:	Chief Executive Officer and Director

8