Form 10-K
period 2012-10-31
Forever Zen Ltd.
filed 2013-02-13
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,412,000 as of February 13, 2013

1

PART I

Item 1. Business

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

While the top grooming products for men continue to be shaving treatments, the market has naturally diversified to include other products that deal with more specific skin issues, such as moisturizers. Many market-leading companies targeted the growing male consumer market early on, such as L'Oreal with its comprehensive men's skincare and personal care range, Men's Experts. Likewise, increasingly sophisticated products that have traditionally catered to female vanities are being marketed to men with manufacturers including Biersdorf and Shiseido launching products such as anti-wrinkle creams, bronzing products, and toning gels. This indicates that companies are no longer opting to manufacture only the stereotypical male grooming products, such as shaving foam and razors, but are now focused on developing increasingly niche products. Among the mainstream beauty brands that make products for men are Kiehl’s, Jack Black, Zirh, Neutrogena, and Clinique.

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
  shaving cream
  aftershave
  creams for oily and dry skin
  anti-wrinkle creams
  body wash

We are currently in the development stage of working on Shave. However, this product is not yet complete and thus is not ready for manufacturing or sale. We estimate that it will take at least nine months before we are ready to start selling this product. Additionally, we have plans to expand our line of products to include: shaving cream, aftershave, creams for oily/dry skin, anti-wrinkle creams and a body wash. The aforementioned products are still very much in the initial stages of development and therefore we do not foresee producing or selling these products for a minimum of fifteen months.

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

Employees

We have no employees other than our President and director, Hans Van Niekerk. He currently oversees all responsibilities in the areas of corporate administration, business development, and research. He currently devotes approximately 50% of his time to our company. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Mr. Van Niekerk is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with an in-depth knowledge of operations and markets will allow us to build market share more effectively.

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

Item 2. Properties

We maintain our corporate office at E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica. Our property is adequate and suitable for our needs.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year Ending October 31, 2011
Quarter Ended	High $	Low $
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A
January 31, 2011	N/A	N/A

Fiscal Year Ending October 31, 2012
Quarter Ended	High $	Low $
October 31, 2012	N/A	N/A
July 31, 2012	N/A	N/A
April 30, 2012	N/A	N/A
January 31, 2012	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2012, we had 2,412,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended October 31, 2012 and 2011 and for the period from inception (March 30, 2010) to October 31, 2012

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

Our operating expenses for the year ended October 31, 2012 were $28,772, as compared with $62,452 for the year ended October 31, 2011. Our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $23,401, travel expenses of $855, meals and entertainment of $22, transfer agent fees of $1,283, and general and administrative expenses of $3,211. Our operating expenses for the year ended October 31, 2011consisted of professional fees in the amount of $37,885, travel expenses of $899, meals and entertainment of $481, website expenses of $2,563, transfer agent fees of $16,433, and general and administrative expenses of $4,191. Our operating expenses for the period from inception (March 30, 2010) through October 31, 2012 were $112,709, and consisted of professional fees in the amount of $67,806, consulting fees of $6,000, travel expenses of $3,985, meals and entertainment of $1,470, website expenses of $4,664, transfer agent fees of $18,716, and general and administrative expenses of $10,068.

We had a net loss of $28,772 for the year ended October 31, 2012, as compared with $62,452 for the year ended October 31, 2011, and a net loss of $112,709 for the period from inception (March 30, 2010) to October 31, 2012.

Liquidity and Capital Resources

As of October 31, 2012, we had total current assets of $1,534. Our total current liabilities as of October 31, 2012 were $19,066. Thus, we had a working capital deficit of $17,532 as of October 31, 2012.

Operating activities used $20,764 in cash for the year ended October 31, 2012. Our net loss of $28,772 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2012 consisted of $21,111 as proceeds from related party loans.

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

Going Concern

We have a deficit accumulated during the development stage of $112,709 as of October 31, 2012. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2012 and 2011
F-3	Statements of Operations for the Years Ended October 31, 2012 and 2011 and Period from Inception (March 30, 2010) to October 31, 2012
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception (March 30, 2010) to October 31, 2012
F-5	Statements of Cash Flows for the Years Ended October 31, 2012 and 2011 and Period from Inception (March 30, 2010) to October 31, 2012
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Forever Zen Ltd.

San Jose, Costa Rica

We have audited the accompanying balance sheets of Forever Zen Ltd., as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 30, 2010 (date of inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Zen Ltd., as of October 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended and for the period from March 30, 2010 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 11, 2013

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$1,534	$1,187

TOTAL ASSETS	$1,534	$1,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$13,106	$5,098
Loans payable – related party	5,960	4,426
Total Liabilities	19,066	9,524

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	92,765	73,188
Deficit accumulated during the development stage	(112,709)	(83,937)
Total Stockholders’ Deficit	(17,532)	(8,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,534	$1,187

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	For the period from March 30, 2010 (Inception) to October 31, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	23,401	37,885	67,806
Consulting fees	0	0	6,000
Travel	855	899	3,985
Meals and entertainment	22	481	1,470
Website expenses	0	2,563	4,664
Transfer agent fees	1,283	16,433	18,716
General and administrative expenses	3,211	4,191	10,068
TOTAL EXPENSES	28,772	62,452	112,709

LOSS FROM OPERATIONS	(28,772)	(62,452)	(112,709)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(28,772)	$(62,452)	$(112,709)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0

Issuance of founder shares	1,500,000	1,500	28,500	—	30,000

Issuance of shares for cash	912,000	912	44,688	—	45,600

Net loss for the period ended October 31, 2010	—	—	—	(21,485)	(21,485)

Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the year ended October 31, 2011	—	—	—	(62,452)	(62,452)

Balance, October 31, 2011	2,412,000	`2,412	73,188	(83,937)	(8,337)

Forgiveness of shareholder debt	—	—	19,577	—	19,577

Net loss for the year ended October 31, 2012	—	—	—	(28,772)	(28,772)

Balance, October 31, 2012	2,412,000	$2,412	$92,765	$(112,709)	$(17,532)

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	For the period from March 30, 2010 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,772)	$(62,452)	$(112,709)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	8,008	(902)	13,106
Net Cash Used by Operating Activities	(20,764)	(63,354)	(99,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	21,111	4,426	25,537
Net Cash Provided by Financing Activities	21,111	4,426	101,137

Net Increase (Decrease) in Cash	347	(58,928)	1,534

Cash, beginning of period	1,187	60,115	0
Cash, end of period	$1,534	$1,187	$1,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$19,577	$0	$19,577

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At October 31, 2012 and 2011, the Company had $1,534 and $1,187 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and amounts due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

OCTOBER 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2012 and 2011:

	2012	2011
Audit fees	$4,500	$4,250
Legal fees	8,571	848
Transfer agent fees	35	0
Total Accrued Expenses	$13,106	$5,098

NOTE 3 – LOANS PAYABLE – RELATED PARTY

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans are non-interest bearing, unsecured and due upon demand.

During the year ended October 31, 2012, the officer and shareholder loaned the company an additional $15,151. The loans are non-interest bearing, unsecured and due upon demand.

The officer and shareholder forgave all amounts due from the company as of October 31, 2012. An amount of $19,577 was forgiven and recorded as contributed capital.

Another officer and shareholder loaned the Company $5,960 during the year ended October 31, 2012. The loans are non-interest bearing, unsecured and due upon demand.

The total amount due to the officers and shareholders was $5,960 as of October 31, 2012.

NOTE 4 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 to several investors at $0.05 per share for total cash proceeds of $45,600.

An officer and shareholder forgave all amounts due from the company as of October 31, 2012 and the amount of $19,577 was recorded as contributed capital.

There were no additional shares issued during the year ended October 31, 2012.

As of October 31, 2012 there were 2,412,000 shares of common stock issued and outstanding.

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

OCTOBER 31, 2012

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

NOTE 7 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $113,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended October 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$9,782	$21,234
Less: valuation allowance	(9,782)	(21,234)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$38,321	$28,539
Less: valuation allowance	(38,321)	(28,539)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $113,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2012.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our current director and executive officer, his age as of October 31, 2012 and his present positions.

Name	Age	Position Held with the Company
Hans Van Niekerk	56	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and director.

Hans Van Niekerk has been a sales and marketing professional for the past 15 years specializing in online and offline media as well as PR and affiliate partnerships. In 2002, Mr. Nierkerk co-founded Good Life Ventures Inc. and Guava T.E.C. Nightclubs and Restaurants. He currently co-owns and serves on the Board of Directors for Good Life Ventures Inc and serves as the Marketing Director of Guava T.E.C. Nightclubs and Restaurants. From 2004 to 2008 he was the Head of Operations of Marketing and Sales and then became the Head of Marketing for Casino.com. In 2008, Mr. Niekerk became the co-owner and Director of Sales and Marketing for DirectMediaWorks Inc. in Spain. His extensive work history has provided him with experience in managing business plans, product development, public relations, and strategic marketing plans as well as effectively planning budget, development, implementation and negotiation of all global media. We believe his experience qualifies him to service as our officer and director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Hans Van Niekerk.

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

Code of Ethics

October 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hans Van Niekerk, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Churyl Kylo, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
19

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Hans Van Niekerk	-	-	-	-	-	-	-	-	-
Churyl Kylo	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,412,000 Shares of Common Stock issued and outstanding as of October 31, 2012.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Hans Van Niekerk E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica	Common Stock	1,500,000 Shares	62.2%
DIRECTORS AND OFFICERS – TOTAL		1,500,000 Shares	62.2%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$9,700	$0	$0	$0
2011	$9,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on January 11, 2011.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forever Zen Ltd.

By:	/s/ Hans Van Niekerk
Hans Van Niekerk President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hans Van Niekerk
Hans Van Niekerk President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 13, 2013

