Form 10-Q
period 2013-04-30
Forever Zen Ltd.
filed 2013-06-14
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of June 13, 2013.

1

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2013 and October 31, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended April 30, 2013 and 2012 and period from March 30, 2010 (Inception) to April 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended April 30, 2013 and 2012 and period from March 30, 2010 (Inception) to April 30, 2013 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2013 AND OCTOBER 31, 2012

	April 30, 2013	October 31, 2012
ASSETS
Current Assets
Cash and equivalents	$1,879	$1,534

TOTAL ASSETS	$1,879	$1,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$11,006	$13,106
Loans payable – related party	14,522	5,960
Total Liabilities	25,528	19,066

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	92,765	92,765
Deficit accumulated during the development stage	(118,826)	(112,709)
Total Stockholders’ Deficit	(23,649)	(17,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,879	$1,534

See accompanying notes to financial statements

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO APRIL 30, 2013

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012	For the period from March 30, 2010 (Inception) to April 30, 2013

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	3,911	4,991	5,910	5,991	73,717
Consulting fees	0	0	0	0	6,000
Travel	0	0	0	855	3,985
Meals and entertainment	0	22	0	22	1,470
Website expenses	0	0	0	0	4,664
Transfer agent fees	0	149	0	488	18,716
General and administrative expenses	110	1,709	207	2,460	10,274
TOTAL EXPENSES	4,021	6,871	6,117	9,816	118,826

LOSS FROM OPERATIONS	(4,021)	(6,871)	(6,117)	(9,816)	(118,826)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(4,021)	$(6,871)	$(6,117)	$(9,816)	$(118,826)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO APRIL 30, 2013

	Six months ended April 30, 2013	Six months ended April 30, 2012	For the period from March 30, 2010 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,117)	$(9,816)	$(118,826)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,100)	(3,252)	11,006
Net Cash Used by Operating Activities	(8,217)	(13,068)	(107,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	8,562	14,593	34,099
Net Cash Provided by Financing Activities	8,562	14,593	109,699

Net Increase (Decrease) in Cash	345	1,525	1,879

Cash, beginning of period	1,534	1,187	0
Cash, end of period	$1,879	$2,712	$1,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$19,577	$0	$19,577

See accompanying notes to financial statements.

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

The results of operations for the six months ended April 30, 2013 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At April 30, 2013 and October 31, 2012, the Company had $1,879 and $1,534 of cash, respectively.

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

APRIL 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

APRIL 30, 2013

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
Audit and accounting fees	$2,400	$4,500
Legal fees	8,571	8,571
Transfer agent fees	35	35
Total Accrued Expenses	$11,006	$13,106

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

An officer and shareholder loaned the Company $8,562 during the period ended April 30, 2013. The loans are non-interest bearing, unsecured and due upon demand.

The total amount due to the officers and shareholders was $14,522 as of April 30, 2013.

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

There were no additional shares issued during the period ended April 30, 2013.

As of April 30, 2013 there were 2,412,000 shares of common stock issued and outstanding.

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

 FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 7 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $118,900 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended April 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$2,080	$3,338
Less: valuation allowance	(2,080)	(3,338)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2013 and 2012:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$40,400
Less: valuation allowance	(40,400)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $118,900 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

At present, manufacturing consists of sourcing ingredients and containers from third parties, and packaging the product. We are currently engaged in planning our marketing and distribution with a view to rolling out the product within the coming months. Our marketing and distribution will be constrained by our lack of capital. If the company is successful at raising additional capital in the near term, this will accelerate the product rollout because certain preliminary activities such as product marketing and relationship building with Internet bloggers and social media “hubs” can be outsourced to professionals instead of being done in-house.

Hans Morgan Van Niekerk is our president and sole director. Our offices are located at E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica.

Results of Operations for the three and six months ended April 30, 2013 and 2012 and for the period from March 30, 2010 (Date of Inception) until April 30, 2013

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $4,021 in operating expenses for the three months ended April 30, 2013, compared with $6,871 for the three months ended April 30, 2012. We incurred $6,117 in operating expenses for the six months ended April 30, 2013, compared with $9,816 for the six months ended April 30, 2012. We incurred $118,826 for the period from March 30, 2010 (Date of Inception) until April 30, 2013.

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

We had a net loss of $4,021 for the three months ended April 30, 2013, compared with $6,871 for the three months ended April 30, 2012. We had a net loss of $6,117 for the six months ended April 30, 2013, compared with $9,816 for the six months ended April 30, 2012. We had an accumulated net loss of $118,826 from March 30, 2010 (Date of Inception) until April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, we had total current assets of $1,879, consisting entirely of cash. Our total current liabilities as of April 30, 2013 were $25,528. Thus, we have a working capital deficit of $23,649 as of April 30, 2013.

Operating activities used $107,820 in net cash for the period from March 30, 2010 (Date of Inception) until April 30, 2013. Our net loss of $118,826 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until April 30, 2013. Financing activities generated $109,699 from the sale of our common stock and from related party loans during the period from March 30, 2010 (Date of Inception) until April 30, 2013.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forever Zen Ltd.
Date:	June 14, 2013
By:	/s/ Hans Van Niekerk
Hans Van Niekerk
Title:	Chief Executive Officer and Director

