Form 10-Q
period 2013-07-31
Forever Zen Ltd.
filed 2013-09-23
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of September 11, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2013 and October 31, 2012 (unaudited);
F-2	Statements of Operations for the three and nine months ended July 31, 2013 and 2012 and period from March 30, 2010 (Inception) to July 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and period from March 30, 2010 (Inception) to July 31, 2013 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2013 AND OCTOBER 31, 2012

	July 31, 2013	October 31, 2012
ASSETS
Current Assets
Cash and equivalents	$1,776	$1,534

TOTAL ASSETS	$1,776	$1,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$12,206	$13,106
Loans payable – related party	15,751	5,960
Total Liabilities	27,957	19,066

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	92,765	92,765
Deficit accumulated during the development stage	(121,358)	(112,709)
Total Stockholders’ Deficit	(26,181)	(17,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,776	$1,534

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JULY 31, 2013

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012	For the period from March 30, 2010 (Inception) to July 31, 2013

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,300	2,687	8,210	8,678	76,017
Consulting fees	0	0	0	0	6,000
Travel	0	0	0	855	3,985
Meals and entertainment	0	0	0	22	1,470
Website expenses	0	0	0	0	4,664
Transfer agent fees	0	0	0	488	18,716
General and administrative expenses	232	198	439	2,658	10,506
TOTAL EXPENSES	2,532	2,885	8,649	12,701	121,358

LOSS FROM OPERATIONS	(2,532)	(2,885)	(8,649)	(12,701)	(121,358)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,532)	$(2,885)	$(8,649)	$(12,701)	$(121,358)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JULY 31, 2013

	Nine months ended July 31, 2013	Nine months ended July 31, 2012	For the period from March 30, 2010 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,649)	$(12,701)	$(121,358)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(900)	(2,252)	12,206
Net Cash Used by Operating Activities	(9,549)	(14,953)	(109,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	9,791	15,397	35,328
Net Cash Provided by Financing Activities	9,791	15,397	110,928

Net Increase (Decrease) in Cash	242	444	1,776

Cash, beginning of period	1,534	1,187	0
Cash, end of period	$1,776	$1,631	$1,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$0	$19,577	$19,577

See accompanying notes to financial statements.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

The results of operations for the nine months ended July 31, 2013 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Forever considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2013 and October 31, 2012, the Company had $1,776 and $1,534 of cash, respectively.

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

JULY 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

JULY 31, 2013

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
Audit and accounting fees	$3,600	$4,500
Legal fees	8,571	8,571
Transfer agent fees	35	35
Total Accrued Expenses	$12,206	$13,106

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

An officer and shareholder loaned the Company $9,791 during the period ended July 31, 2013. The loans are non-interest bearing, unsecured and due upon demand.

The total amount due to the officers and shareholders was $15,751 as of July 31, 2013.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

There were no additional shares issued during the period ended July 31, 2013.

As of July 31, 2013 there were 2,412,000 shares of common stock issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of approximately $121,400 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FOREVER ZEN LTD.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

The provision for Federal income tax consists of the following for the periods ended July 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$2,941	$4,318
Less: valuation allowance	(2,941)	(4,318)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2013:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$41,262
Less: valuation allowance	(41,262)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $121,400 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and nine months ended July 31, 2013 and 2012 and for the period from March 30, 2010 (Date of Inception) until July 31, 2013

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $2,532 in operating expenses for the three months ended July 31, 2013, compared with $2,885 for the three months ended July 31, 2012. We incurred $8,649 in operating expenses for the nine months ended July 31, 2013, compared with $12,701 for the nine months ended July 31, 2012. We incurred $121,358 for the period from March 30, 2010 (Date of Inception) until July 31, 2013.

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

We had a net loss of $2,532 for the three months ended July 31, 2013, compared with $2,885 for the three months ended July 31, 2012. We had a net loss of $8,649 for the nine months ended July 31, 2013, compared with $12,701for the nine months ended July 31, 2012. We had an accumulated net loss of $121,358 from March 30, 2010 (Date of Inception) until July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2013, we had total current assets of $1,776, consisting entirely of cash. Our total current liabilities as of July 31, 2013 were $27,957. Thus, we have a working capital deficit of $26,181 as of July 31, 2013.

Operating activities used $109,152 in net cash for the period from March 30, 2010 (Date of Inception) until July 31, 2013. Our net loss of $121,358 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until July 31, 2013. Financing activities generated $110,928 from the sale of our common stock and from related party loans during the period from March 30, 2010 (Date of Inception) until July 31, 2013.

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

Off Balance Sheet Arrangements

As of July 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forever Zen Ltd.
Date:	September 23, 2013
By:	/s/ Hans Van Niekerk
Hans Van Niekerk
Title:	Chief Executive Officer and Director

