Form 10-K
period 2013-10-31
NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
filed 2014-03-24
CIK 1509477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-171637

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(Exact name of registrant as specified in its charter) (formerly, Forever Zen Ltd.)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, No. 550, Ruiguang Road, Neihu District Taipei City 114, Taiwan (Republic of China)
(Address of principal executive offices) (formerly, E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica)

Registrant’s telephone number: 88 6287978775 ext 500

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒  No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,412,000 as of March 21, 2014

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate.  Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report.  All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

Item 1. Business

Business of Company

We were incorporated as Forever Zen Ltd. on March 30, 2010, in the state of Nevada for the purpose of developing, manufacturing and selling a line of skin care products specifically for men.

Churyl Kylo served as our president, chief executive officer and sole director from the date of our incorporation until July 25, 2013.

On July 25, 2013, Churyl Kylo, then our majority shareholder, appointed Hans Van Niekerk as president, chief executive officer and as a member of our board of directors.  Hans Van Niekerk served as our president, chief executive officer and member of our board of directors until November 11, 2013, when he resigned, as a result of a change of control of the Company.

On November 11, 2013, Pioneer Media Investments Co., Ltd. purchased 1,500,000 shares of our common stock from Churyl Kylo and Hans Van Niekerk for $135,000.00 in cash.  Those 1,500,000 shares of our common stock represent 62% of our issued and outstanding common stock.  Additionally, those 1,500,000 shares of our common stock are restricted securities.  Pioneer Media Investments Co., Ltd. is beneficially owned and controlled by Alan Chen, our President and a member of our board of directors.

On November 11, 2013, Hans Van Niekerk resigned as our only officer and as a member of our board of directors.  On November 11, 2013, our shareholders voted Alan Chen as a member of our board of directors.

On November 11, 2013, Alan Chen, as our sole director, appointed himself as our president and chief executive officer.  Mr. Chen is 59 years old and for the past decade has been the chairman of the Chunghwa United Holdings Group, a consortium of multimedia companies actively involved in cable television, “5TV”, “NowNews”, “Airnet” and other global media ventures.

On November 11, 2013, we changed the location of our principal place of business to 4F, No. 550, Ruiguang Road, Neihu District, Taipei City 114, Taiwan (Republic of China).

On December 12, 2013, we changed our name to NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

On December 26, 2013, we entered into a written Preliminary Definitive Agreement with GIA Consultant Corp, a Hong Kong corporation (“GIA”), pursuant to which GIA will provide certain consulting services to us in connection with prospective qualified business acquisition candidates and assistance in evaluating potential candidates for a possible acquisition.  A copy of that agreement is attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2013.

On December 26, 2013, we entered into a written Preliminary Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), regarding our acquisition of Worldwide as a subsidiary (the “Acquisition Agreement”).  Pursuant to the provisions of the Acquisition Agreement, it was assumed that the transaction would be completed by January 31, 2014.  As of March 21, 2014, the transaction has not yet closed; and management hopes to have it closed as soon as practicable. Upon the closing of that transaction, all of the issued and outstanding capital stock of Worldwide shall be acquired by the Company in exchange for, on a pro-rata basis, the number of shares of our common stock which will be equal to 99% of the issued and outstanding shares of our common stock.  A copy of the Acquisition Agreement is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on December 27, 2013.

Worldwide, by its subsidiary corporation Sky Media, owns and operates one of the largest Internet news content providers in Taiwan, Republic of China.

On January 31, 2014, Alan Chen, as our sole director, appointed Ching-Fen Huang as a member of our Board of Directors.  Ms. Huang is 42 years old.  From January 1, 2008 to April 28, 2008, Ms. Huang served as the Supervisor of the Accounting Department of ERA DIGITAL MEDIA Co., LTD.  From May 1, 2008 to August 31, 2010, Ms. Huang served as the Manager of the Financial and Accounting Department of CHUNGHWA UNITED GROUP.  From September 1, 2010, continuing until the present, Ms. Huang has served as the Senior Director of the Business Management Department of NOWnews Network Co. LTD.

As a result of the most recent change of control, we have ceased our operations regarding skin care products and our current business is providing various services to consumers and businesses by use of the Internet.  Those services include product advertising, news and similar information.  We believe that the increasing availability of high speed Internet access, electronic readers and connected mobile devices should enable us to provide our services in a timely and competitive manner.

Competition

The market for our services is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations.  We have competition from existing competitors and new market entrants, many of which will have more resources than we have.

Intellectual Property

The Company devotes sufficient resources to protecting its intellectual property.  To protect its intellectual property, the Company relies on a combination of copyright, trademark, unfair competition, trade secret and other laws and contract provisions.  There can be no assurance, however, of the degree to which these measures will be successful in any given case.  Policing unauthorized use of the Company’s services, content and related intellectual property is difficult and the action taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property.  The Company attempts to limit that threat by a combination of approaches, including pursuing legal sanctions for infringement.

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of the Company’s intellectual property rights.  Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.  Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories.  Therefore, the Company engages in efforts to strengthen and update intellectual property protection, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.

Regulatory Matters

We are subject to the laws and regulations of those jurisdictions in which we plan to operate our business, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  New laws and regulations (or new interpretations and changes in enforcement of existing laws and regulations) may impact our business.  The costs of compliance with these laws and regulations are not known and may increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.

We monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Employees

We have no employees other than our President and director, Alan Chen. He currently oversees all responsibilities in the areas of corporate administration and business development. He currently devotes approximately 16 hours a week to the affairs of the Company. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business.  Mr. Chen is highly skilled in managing our business operations.  Obtaining the assistance of individuals with in-depth knowledge of our products, services and markets should allow us to increase market share more effectively.

We do not, currently, employ any research and development personnel. In the short term, we intend to use the services of independent contractors for research and development.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2. Properties

We maintain our corporate office at 4F, No. 550, Ruiguang Road, Neihu District, Taipei City 114, Taiwan (Republic of China). Our property is adequate and suitable for our needs.

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

Fiscal Year Ending October 31, 2012
Quarter Ended	$	High	$	Low
October 31, 2012		N/A		N/A
July 31, 2012		N/A		N/A
April 30, 2012		N/A		N/A
January 31, 2012		N/A		N/A

Fiscal Year Ending October 31, 2013
Quarter Ended	$	High	$	Low
October 31, 2013		N/A		N/A
July 31, 2013		N/A		N/A
April 30, 2013		N/A		N/A
January 31, 2013		N/A		N/A

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

Holders of Our Common Stock

As of October 31, 2013, we had 2,412,000 shares of our common stock issued and outstanding, held by 40 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends when after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;
2.
Our total assets would be less than the amount of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those persons receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We intend to be a technology leader focused on improving the ways people connect with, use information and engage in commerce.  We intend to organize information and make it accessible and useful.

People are increasingly connected to the Internet and using multiple devices to access products and services.  We expect that our revenue will be affected by evolving consumer preferences, as well as by advertising trends, the acceptance by users of our services as they are delivered on diverse devices, and our ability to create a seamless experience for both users and advertisers.

Advertising transactions continue to shift from offline to online, as the digital economy evolves.  Our business includes online advertising, which consists of a variety of online platforms.

The main focus of our advertising operations is to assist businesses in reaching people across all devices with smarter ads that are relevant and consistent with our commitment to constantly improve their overall web experience.  As a result, we consistently take action to improve the relevance of the ads displayed on our website.

The widespread availability of broadband connections has resulted in a multitude of broadband applications that allow people to get access to news and other information.  In providing useful news and other information to users, our portals continue to gain traction as a method for people to access news and other content.

We conduct our business in highly competitive markets, facing both new and established competitors.  The markets for our services are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles, consumer loyalty and evolving industry standards.  Market disruptions caused by new technologies, the entry of new competitors, consolidations among customers and competitors, changes in regulatory requirements, changes in economic conditions, supply chain interruptions or other factors, can introduce volatility into our business.  Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world.

To stay competitive, we invest in research and development to improve the quality of our existing services, as well as to develop new features and services to cater to the changing needs of our users.  We also place tremendous focus on building a stronger organization that can attract, develop and retain the best engineering and business talents.  By focusing on our users and our people, and taking a long-term approach in building our business, we believe we can capitalize on the long-term growth potential in the Internet industry.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended October 31, 2013 and 2012 and for the period from inception (March 30, 2010) to October 31, 2013

We have not earned any revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

Our operating expenses for the year ended October 31, 2013 were $29,667, as compared with $28,772 for the year ended October 31, 2012. Our operating expenses for the year ended October 31, 2013 consisted of professional fees in the amount of $28,230, transfer agent fees of $835, and general and administrative expenses of $602. Our operating expenses for the year ended October 31, 2012 consisted of professional fees in the amount of $23,401, travel expenses of $855, meals and entertainment of $22, transfer agent fees of $1,283, and general and administrative expenses of $3,211. Our operating expenses for the period from inception (March 30, 2010) through October 31, 2013 were $142,376, and consisted of professional fees in the amount of $96,036, consulting fees of $6,000, travel expenses of $3,985, meals and entertainment of $1,470, website expenses of $4,664, transfer agent fees of $19,551, and general and administrative expenses of $10,670.

We had a net loss of $29,667 for the year ended October 31, 2013, as compared with $28,772 for the year ended October 31, 2012, and a net loss of $142,376 for the period from inception (March 30, 2010) to October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2013, we had total current assets of $1,612. Our total current liabilities as of October 31, 2013 were $28,925. Thus, we had a working capital deficit of $27,313 as of October 31, 2013.

Operating activities used $13,848 in cash for the year ended October 31, 2013. Our net loss of $29,667 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2013 consisted of $13,926, as proceeds from related party loans.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements.  We plan to seek additional financing in a private equity offering to secure funding for our operations.  There can be no assurance that we will be successful in raising additional funding.  If we are not able to secure additional funding, the implementation of our business plan will be impaired.  There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

We have a deficit accumulated during the development stage of $142,376 as of October 31, 2013. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Off Balance Sheet Arrangements

As of October 31, 2013, there were no off balance sheet arrangements.

Explanatory Note Re: Subsequent Events

We include this Explanatory Note in this Annual Report to disclose the occurrence of certain events after October 31, 2013.

On November 11, 2013, Pioneer Media Investments Co., Ltd. purchased 1,500,000 shares of our common stock from Churyl Kylo and Hans Van Niekerk for $135,000.00 in cash. Those 1,500,000 shares of our common stock represent 62% of our issued and outstanding common stock. Additionally, those 1,500,000 shares of our common stock are restricted securities. Pioneer Media Investments Co., Ltd. is beneficially owned and controlled by Alan Chen, our President and a member of our Board of Directors.

On November 11, 2013, Hans Van Niekerk resigned as our only officer and as a member of our Board of Directors. On November 11, 2013, our shareholders voted Alan Chen as a member of our Board of Directors.

On November 11, 2013, Alan Chen, as our sole director, appointed himself as our President and Chief Executive Officer. Mr. Chen is 59 years old and for the past decade has been the chairman of the Chunghwa United Holdings Group, a consortium of multimedia companies actively involved in cable television, “5TV”, “NowNews”, “Airnet” and other global media ventures.

On November 11, 2013, we changed the location of our principal place of business to 4F, No. 550, Ruiguang Road, Neihu District, Taipei City 114, Taiwan (Republic of China).

On December 12, 2013, we changed our name to NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

On December 26, 2013, we entered into a written Preliminary Definitive Agreement with GIA Consultant Corp, a Hong Kong corporation (“GIA”), pursuant to which GIA will provide certain consulting services to us in connection with prospective qualified business acquisition candidates and assistance in evaluating potential candidates for a possible acquisition.  A copy of that agreement is attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2013.

On December 26, 2013, we entered into a written Preliminary Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), regarding our acquisition of Worldwide as a subsidiary (the “Acquisition Agreement”).  Pursuant to the provisions of the Acquisition Agreement, it was assumed that the transaction would be completed by January 31, 2014.  As of March 21, 2014, the transaction has not yet closed; and management hopes to have it closed as soon as practicable. Upon the closing of that transaction, all of the issued and outstanding capital stock of Worldwide shall be acquired by the Company in exchange for, on a pro-rata basis, the number of shares of our common stock which will be equal to 99% of the issued and outstanding shares of our common stock.  A copy of the Acquisition Agreement is attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2013.

Worldwide, by its subsidiary corporation Sky Media, owns and operates one of the largest Internet news content providers in Taiwan, Republic of China.  Accordingly, when the acquisition transaction with Worldwide closes, our operations will include providing that Internet news content in Taiwan, Republic of China.

On January 31, 2014, Alan Chen, as our sole director, appointed Ching-Fen Huang as a member of our Board of Directors.  Ms. Huang is 42 years old.  From January 1, 2008 to April 28, 2008, Ms. Huang served as the Supervisor of the Accounting Department of ERA DIGITAL MEDIA Co., LTD.  From May 1, 2008 to August 31, 2010, Ms. Huang served as the Manager of the Financial and Accounting Department of CHUNGHWA UNITED GROUP.  From September 1, 2010, continuing until the present, Ms. Huang has served as the Senior Director of the Business Management Department of NOWnews Network Co. LTD.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

12	Report of Independent Registered Public Accounting Firm
13	Balance Sheets as of October 31, 2013 and 2012
14	Statements of Operations for the Years Ended October 31, 2013 and 2012 and Period from Inception (March 30, 2010) to October 31, 2013
15	Statement of Stockholders’ Equity (Deficit) for period from inception (March 30, 2010) to October 31, 2013
16	Statements of Cash Flows for the Years Ended October 31, 2013 and 2012 and Period from Inception (March 30, 2010) to October 31, 2013
17	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Now News Digital Media Technology Co Ltd.
(Formerly Forever Zen Ltd.)
Taipei City, Taiwan (Republic of China)

We have audited the accompanying balance sheets of Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.), as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 30, 2010 (date of inception) to October 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.), as of October 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and for the period from March 30, 2010 (date of inception) to October 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 15, 2014

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2013 AND 2012

	2013	2012

ASSETS
Current Assets
Cash and equivalents	$1,612	$1,534

TOTAL ASSETS	$1,612	$1,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$28,925	$13,106
Loans payable – related party	0	5,960
Total Liabilities	28,925	19,066

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	112,651	92,765
Deficit accumulated during the development stage	(142,376)	(112,709)
Total Stockholders’ Deficit	(27,313)	(17,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,612	$1,534

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012
FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	For the period from March 30, 2010 (Inception) to October 31, 2013

REVENUES	$0	$0	$0

EXPENSES
Professional fees	28,230	23,401	96,036
Consulting fees	0	0	6,000
Travel	0	855	3,985
Meals and entertainment	0	22	1,470
Website expenses	0	0	4,664
Transfer agent fees	835	1,283	19,551
General and administrative expenses	602	3,211	10,670
TOTAL EXPENSES	29,667	28,772	142,376

LOSS FROM OPERATIONS	(29,667)	(28,772)	(142,376)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(29,667)	$(28,772)	$(142,376)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0

Issuance of founder shares	1,500,000	1,500	28,500	-	30,000

Issuance of shares for cash	912,000	912	44,688	-	45,600

Net loss for the period ended October 31, 2010	-	-	-	(21,485)	(21,485)

Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the year ended October 31, 2011	-	-	-	(62,452)	(62,452)

Balance, October 31, 2011	2,412,000	2,412	73,188	(83,937)	(8,337)

Forgiveness of shareholder debt	-	-	19,577	-	19,577

Net loss for the year ended October 31, 2012	-	-	-	(28,772)	(28,772)

Balance, October 31, 2012	2,412,000	2,412	92,765	(112,709)	(17,532)

Forgiveness of shareholder debt	-	-	19,886	-	19,886

Net loss for the year ended October 31, 2013	-	-	-	(29,667)	(29,667)

Balance, October 31, 2013	2,412,000	$2,412	$112,651	$(142,376)	$(27,313)

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	For the period from March 30, 2010 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,667)	$(28,772)	$(142,376)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase in accrued expenses	15,819	8,008	28,925
Net Cash Used by Operating Activities	(13,848)	(20,764)	(113,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	13,926	21,111	39,463
Net Cash Provided by Financing Activities	13,926	21,111	115,063

Net Increase in Cash	78	347	1,612

Cash, beginning of period	1,534	1,187	0
Cash, end of period	$1,612	$1,534	$1,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$19,886	$19,577	$39,463

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) (“Now News” or “the Company”) was incorporated in Nevada on March 30, 2010. Now News is planning on entering the business of internet media and news content. Now News is a development stage company and has not yet realized any revenues from its planned operations.

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

Cash and Cash Equivalents
Now News considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2013 and 2012, the Company had $1,612 and $1,534 of cash, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and amounts due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value establish a fair value hierarchy for valuation inputs which is expanded.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)
Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash and cash equivalents, accrued expenses, and amounts due to a related party are valued using level 1 inputs.  The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Now News does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2013 and 2012:
	2013	2012
Accounting and audit fees	$6,500	$4,500
Legal fees	22,390	8,571
Transfer agent fees	35	35
Total Accrued Expenses	$28,925	$13,106

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

During the year ended October 31, 2011, an officer and shareholder loaned the Company $4,426 to help fund operations. The loans were non-interest bearing, unsecured and due upon demand.

During the year ended October 31, 2012, the officer and shareholder loaned the company an additional $15,151.  The loans were non-interest bearing, unsecured and due upon demand.

The officer and shareholder forgave all amounts due from the company as of October 31, 2012. An amount of $19,577 was forgiven and recorded as contributed capital.

Another officer and shareholder loaned the Company $5,960 during the year ended October 31, 2012. The loans were non-interest bearing, unsecured and due upon demand.

The officer and shareholder loaned the Company an additional $13,926 during the year ended October 31, 2013.  The loans were non-interest bearing, unsecured and due on demand.  As of October 31, 2013, the balance of the loans were forgiven and recorded as contributed capital.

The total amount due to the officers and shareholders was $0 and $5,960 as of October 31, 2013 and 2012, respectively.

NOTE 4 – COMMON STOCK

The Company has 500,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2010, the Company issued 1,500,000 shares of common stock to its founder for total cash proceeds of $30,000. The Company also issued 912,000 common shares to several investors at $0.05 per share for total cash proceeds of $45,600.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 4 – COMMON STOCK (CONTINUED)

An officer and shareholder forgave all amounts due from the company as of October 31, 2012 and the amount of $19,577 was recorded as contributed capital.

An officer and shareholder forgave all amounts due from the company as of October 31, 2013 and the amount of $19,886 was recorded as contributed capital.

There were no additional shares issued during the years ended October 31, 2013 and 2012, respectively.

As of October 31, 2013 and 2012 there were 2,412,000 shares of common stock issued and outstanding.

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

NOTE 6 – INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $142,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended October 31:
	2013	2012
Federal income tax benefit attributable to:
Current Operations	$10,087	$9,782
Less: valuation allowance	(10,087)	(9,782)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31:
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$48,408	$38,321
Less: valuation allowance	(48,408)	(38,321)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $142,000 for Federal income tax reporting purposes are subject to annual limitations.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013

NOTE 7 – LIQUIDITY AND GOING CONCERN

Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) has a working capital deficit, has incurred losses since inception, and has received no revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Now News to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 8 – SUBSEQUENT EVENTS

On November 11, 2013, Hans Van Niekerk resigned his official position as Director of the Corporation. On the same day, the shareholders of the Corporation voted Mr. Alan Chen as the new Director of the Corporation.

On December 12, 2013, the Company amended its Articles of Incorporation with the State of Nevada, Amending Article One to change the name of the Company, which is now known as Now News Digital Media Technology Co Ltd.

On December 26, 2013, the Company entered into a written Preliminary Definitive Agreement with GIA Consultant Corp, a Hong Kong corporation (“GIA”), pursuant to which GIA will provide certain consulting services to the Company in connection with prospective qualified business acquisition candidates in order to aid the Company in evaluations of those potential candidates for possible acquisition.

Also on December 26, 2013, the Company entered into a written Preliminary Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), regarding our acquisition of Worldwide as a subsidiary (the “Preliminary Acquisition Agreement”). Pursuant to the provisions of the Preliminary Acquisition Agreement, it was assumed that the transaction would be completed by January 31, 2014. As of March 21, 2014, the transaction has not yet closed; and management hopes to have it closed as soon as practicable. Upon the closing of that transaction, all of the issued and outstanding capital stock of Worldwide shall be acquired by the Company in exchange for, on a pro-rata basis, the number of shares of our common stock which will be equal to 99% of the issued and outstanding shares of our common stock.

On January 31, 2014, Mr. Alan Chen, as the sole director of the Company, appointed Ching-Fen Huang as a director of the Company.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending October 31, 2013.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our director and executive officer, his age as of October 31, 2013 and his positions.

Name	Age	Position Held with the Company
Hans Van Niekerk	57	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and directors.

Hans Van Niekerk has been a sales and marketing professional for the past 15 years specializing in online and offline media as well as PR and affiliate partnerships. In 2002, Mr. Niekerk co-founded Good Life Ventures Inc. and Guava T.E.C. Nightclubs and Restaurants. He currently co-owns and serves on the Board of Directors for Good Life Ventures Inc and serves as the Marketing Director of Guava T.E.C. Nightclubs and Restaurants. From 2004 to 2008 he was the Head of Operations of Marketing and Sales and then became the Head of Marketing for Casino.com.  In 2008, Mr. Niekerk became the co-owner and Director of Sales and Marketing for Direct Media Works Inc. in Spain.  His extensive work history has provided him with experience in managing business plans, product development, public relations, and strategic marketing plans as well as effectively planning budget, development, implementation and negotiation of all global media.  We believe his experience qualifies him to service as our officer and director.

On November 11, 2013, Mr. Van Niekerk resigned as our officer and director.

On November 11, 2013, Alan Chen, as our sole director, appointed himself as our president and chief executive officer.

Alan Chen is 59 years old and for the past decade has been the chairman of the Chunghwa United Holdings Group, a consortium of multimedia companies actively involved in cable television, “5TV”, “NowNews”, “Airnet” and other global media ventures.  We believe his experience qualifies him to serve as our officer and director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Alan Chen..

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

Code of Ethics

October 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hans Van Niekerk, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Churyl Kylo, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2013.

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

Stock Option Plans

We did not have a stock option plan in place as of October 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,412,000 Shares of Common Stock issued and outstanding as of October 31, 2013.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Hans Van Niekerk E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica	Common Stock	1,500,000 Shares	62%

DIRECTORS AND OFFICERS – TOTAL		1,500,000 Shares	62%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$10,700	$0	$0	$0

2012	$9,700	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

1	Incorporated by reference to the Registration Statement on Form S-1 filed on January 11, 2011.

*Provided herewith.
** To be filed as part of an amended Form 10K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Now News Digital Media Technology Co. Ltd.

By:	/s/ Alan Chen
Alan Chen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

March 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alan Chen
Alan Chen President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

March 22, 2014