Form 10-Q
period 2014-01-31
NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
filed 2014-03-24
CIK 1509477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to______________

Commission File Number: 333-171637

Now News Digital Media Technology Co. Ltd.
(Exact name of registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4F, No. 550, Riuguang Road, Neihu District, Taipei City 114, Taiwan
(Address of principal executive offices)

886287978775 ext 500
(Registrant’s telephone number)

Forever Zen Ltd
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of March 22, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited);
5	Statements of Operations for the three months ended January 31, 2014 and 2013 and period from March 30, 2010 (Inception) to January 31, 2014 (unaudited);
6	Statement of Stockholders' Equity (Deficit) (unaudited) period from March 30, 2010 (Inception) to January 31, 2014 (unaudited);
7	Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and period from March 30, 2010 (Inception) to January 31, 2014 (unaudited);
8	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JANUARY 31, 2014 AND OCTOBER 31, 2013

	January 31, 2014	October 31, 2013

ASSETS
Current Assets
Cash and equivalents	$1,612	$1,612

TOTAL ASSETS	$1,612	$1,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$25,385	$28,925
Loans payable – related party	27,854	0
Total Liabilities	53,239	28,925

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	112,651	112,651
Deficit accumulated during the development stage	(166,690)	(142,376)
Total Stockholders’ Deficit	(51,627)	(27,313)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,612	$1,612

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013
FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	For the period from March 30, 2010 (Inception) to January 31, 2014

REVENUES	$0	$0	$0

EXPENSES
Professional fees	23,900	2,000	119,936
Consulting fees	0	0	6,000
Travel	0	0	3,985
Meals and entertainment	0	0	1,470
Website expenses	0	0	4,664
Transfer agent fees	260	0	19,811
General and administrative expenses	154	96	10,824
TOTAL EXPENSES	24,314	2,096	166,690

LOSS FROM OPERATIONS	(24,314)	(2,096)	(166,690)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(24,314)	$(2,096)	$(166,690)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JANUARY 31, 2014

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0

Issuance of founder shares	1,500,000	1,500	28,500	-	30,000

Issuance of shares for cash	912,000	912	44,688	-	45,600

Net loss for the period ended October 31, 2010	-	-	-	(21,485)	(21,485)

Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the year ended October 31, 2011	-	-	-	(62,452)	(62,452)

Balance, October 31, 2011	2,412,000	2,412	73,188	(83,937)	(8,337)

Forgiveness of shareholder debt	-	-	19,577	-	19,577

Net loss for the year ended October 31, 2012	-	-	-	(28,772)	(28,772)

Balance, October 31, 2012	2,412,000	2,412	92,765	(112,709)	(17,532)

Forgiveness of shareholder debt	-	-	19,886	-	19,886

Net loss for the year ended October 31, 2013	-	-	-	(29,667)	(29,667)

Balance, October 31, 2013	2,412,000	2,412	112,651	(142,376)	(27,313)

Net loss for the period ended January 31, 2014	-	-	-	(24,314)	(24,314)

Balance, January 31, 2014	2,412,000	$2,412	$112,651	$(166,690)	$51,627)

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JANUARY 31, 2014

	Three months ended January 31, 2014	Three months ended January 31, 2013	For the period from March 30, 2010 (Inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,314)	$(2,096)	$(166,690)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,540)	(4,100)	25,385
Net Cash Used by Operating Activities	(27,854)	(6,196)	(141,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	27,854	6,100	67,317
Net Cash Provided by Financing Activities	27,854	6,100	142,917

Net Increase in Cash	0	(96)	1,612

Cash, beginning of period	1,612	1,534	0
Cash, end of period	$1,612	$1,438	$1,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$0	$0	$39,463

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Now News Digital Media Technology Co Ltd. (“Now News” or “the Company”) was incorporated on March 20, 2010 as Forever Zen Ltd. On December 12, 2013, the Company amended its Articles of Incorporation with the State of Nevada, Amending Article One to change the name of the Company, to Now Mews Digital Media Technology Co Ltd. Now News is planning on entering the business of internet media and news content. Now News is a development stage company and has not yet realized any revenues from its planned operations.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared by Now News pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2013.

The results of operations for the three months ended January 31, 2014 are not indicative of the results that may be expected for the full year.

Cash and Cash Equivalents
Now News considers all highly liquid investments with maturities of three months or less to be cash equivalents. At January 31, 2014 and October 31, 2013, the Company had $1,612 and $1,612 of cash, respectively.

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
JANUARY 31, 2014

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

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2014 and October 31, 2013:
	January 31, 2014	October 31, 2013

Accounting and audit fees	$2,700	$6,500
Legal fees	22,390	22,390
Transfer agent fees	295	35
Total Accrued Expenses	$25,385	$28,925

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

The officer and shareholder loaned the Company an additional $13,926 during the year ended January 31, 2014.  The loans were non-interest bearing, unsecured and due on demand.  As of October 31, 2013, the balance of the loans were forgiven and recorded as contributed capital.

An officer and shareholder loaned the Company $27,854 during the period ended January 31, 2014. The loans are non-interest bearing, unsecured and due upon demand.

The total amount due to the officers and shareholders was $27,854 and $0 as of January 31, 2014 and October 31, 2013, respectively.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

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

There were no additional shares issued during the period ended January 31, 2014.

As of January 31, 2014 there were 2,412,000 shares of common stock issued and outstanding.

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

Also on December 26, 2013, the Company entered into a written Preliminary Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), regarding our acquisition of Worldwide as a subsidiary (the “Preliminary Acquisition Agreement”). Pursuant to the provisions of the Preliminary Acquisition Agreement, it is assumed that the transaction shall be completed by January 31, 2014.  As of March 21, 2014, the transaction has not yet closed; and management hopes to have it closed as soon as practicable.  Upon the closing of that transaction, all of the issued and outstanding capital stock of Worldwide shall be acquired by the Company in exchange for, on a pro-rata basis, the number of shares of our common stock which will be equal to 99% of the issued and outstanding shares of our common stock.

NOTE 6 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $166,700 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended January 31, 2014 and 2013:
	2014	2013

Federal income tax benefit attributable to:
Current Operations	$8,267	$713
Less: valuation allowance	(8,267)	(713)
Net provision for Federal income taxes	$0	$0

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013

Deferred tax asset attributable to:
Net operating loss carryover	$56,675	$48,408
Less: valuation allowance	(56,675)	(48,408)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $166,700 for Federal income tax reporting purposes are subject to annual limitations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On July 25, 2013, Churyl Kylo, then our majority shareholder, appointed Hans VanNiekerk as president, chief executive officer and as a member of our board of directors.  Hans VanNiekerk served as our president, chief executive officer and member of our board of directors until November 11, 2013, when he resigned, as a result of a change of control of the Company.

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

Results of Operations for the three months ended January 31, 2014 and 2013 and for the period from March 30, 2010 (Date of Inception) until January 31, 2014

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be to enter into commercial production and generate sufficient sales.

We incurred $24,314 in operating expenses for the three months ended January 31, 2014, compared with $2,096 for the three months ended January 31, 2013. We incurred $166,690 for the period from March 30, 2010 (Date of Inception) until January 31, 2014.

Our operating expenses from inception to date have consisted mostly of legal and accounting fees for the preparation of our registration statement and reporting obligations pursuant to the Exchange Act, for consulting and transfer agent fees, and for the development of our website. We expect that our operating expenses will increase as we are able to locate funds and pursue our business objectives. Until then, our operating expenses will largely consist of fees associated with our reporting obligations.

We had a net loss of $24,314 for the three months ended January 31, 2014, compared with $2,096 for the three months ended January 31, 2013. We had an accumulated net loss of $166,690 from March 30, 2010 (Date of Inception) until January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2014, we had total current assets of $1,612, consisting entirely of cash. Our total current liabilities as of January 31, 2014 were $53,239. Thus, we have a working capital deficit of $51,627 as of January 31, 2014.

Operating activities used $141,305 in net cash for the period from March 30, 2010 (Date of Inception) until January 31, 2014. Our net loss of $166,690 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until January 31, 2014. Financing activities generated $142,917 from the sale of our common stock and from related party loans during the period from March 30, 2010 (Date of Inception) until January 31, 2014.

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

Off Balance Sheet Arrangements

As of January 31, 2014, there were no off balance sheet arrangement.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Provided herewith
**To be provided as part of a Form 10Q amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Now News Digital Media Technology Co. Ltd.

Date:	March 22, 2014

By:	/s/ Alan Chen
Alan Chen

Title:	Chief Executive Officer, Chief Financial Officer and Director