Form 10-Q
period 2014-07-31
NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
filed 2014-09-15
CIK 1509477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,412,000 as of September 14, 2014.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Balance Sheets as of July 31, 2014(unaudited) and October 31, 2013;	2
Statements of Operations for the three and nine months ended July 31, 2014 and 2013 and period from March 30, 2010 (Inception) to July 31, 2014 (unaudited);	3
Statement of Stockholders’ Equity (Deficit) from March 30, 2010 (Inception) to July 31, 2014	4
Statements of Cash Flows for the nine months ended July 31, 2014 and 2013 and period from March 30, 2010 (Inception) to July 31, 2014 (unaudited);	5
Notes to Financial Statements;	6-10

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JULY 31, 2014 AND OCTOBER 31, 2013

	July 31, 2014	October 31, 2013
ASSETS
Current Assets
Cash and equivalents	$1,612	$1,612
Prepaid Expenses	2,253	-

TOTAL ASSETS	$3,865	$1,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$57,935	$28,925
Loans payable – related party	110,845	0
Total Liabilities	168,780	28,925

Stockholders’ Deficit
Common Stock, $.001 par value, 500,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	112,651	112,651
Deficit accumulated during the development stage	(279,978)	(142,376)
Total Stockholders’ Deficit	(164,915)	(27,313)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,865	$1,612

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2014 AND JULY 31, 2013
FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JULY 31, 2014

	Three months ended July 31, 2014	Three months ended July 31, 2013	Nine months ended July 31, 2014	Nine months ended July 31, 2013	For the period from March 30, 2010 (Inception) to July 31, 2014

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	77,137	2,300	132,027	8,210	228,063
Consulting fees	0	0	0	0	6,000
Travel	0	0	0	0	3,985
Meals and entertainment	0	0	0	0	1,470
Website expenses	0	0	0	0	4,664
Transfer agent fees	4,977	0	5,237	0	24,788
General and administrative expenses	119	232	338	439	11,008
TOTAL EXPENSES	82,233	2,532	137,602	8,649	279,978

LOSS FROM OPERATIONS	(82,233)	(2,532)	(137,602)	(8,649)	(279,978)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(82,233)	$(2,532)	(137,602)	$(8,649)	$(279,978)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)	$(0.06)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000	2,412,000	2,412,000

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JULY 31, 2014

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0

Issuance of founder shares	1,500,000	1,500	28,500	-	30,000

Issuance of shares for cash	912,000	912	44,688	-	45,600

Net loss for the period ended October 31, 2010	-	-	-	(21,485)	(21,485)

Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115

Net loss for the year ended October 31, 2011	-	-	-	(62,452)	(62,452)

Balance, October 31, 2011	2,412,000	2,412	73,188	(83,937)	(8,337)

Forgiveness of shareholder debt	-	-	19,577	-	19,577

Net loss for the year ended October 31, 2012	-	-	-	(28,772)	(28,772)

Balance, October 31, 2012	2,412,000	2,412	92,765	(112,709)	(17,532)

Forgiveness of shareholder debt	-	-	19,886	-	19,886

Net loss for the year ended October 31, 2013	-	-	-	(29,667)	(29,667)

Balance, October 31, 2013	2,412,000	2,412	112,651	(142,376)	(27,313)

Net loss for the period ended July 31, 2014	-	-	-	(137,602)	(137,602)

Balance, July 31, 2014	2,412,000	$2,412	$112,651	$(279,978)	$(164,915)

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013
PERIOD FROM MARCH 30, 2010 (INCEPTION) TO JULY 31, 2014

	Nine months ended July 31, 2014	Nine months ended July 31, 2013	For the period from March 30, 2010 (Inception) to July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(137,602)	$(8,649)	$(279,978)
Change in non-cash working capital items:
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(2,253)	0	(2,253)
Increase (decrease) in accrued expenses	29,010	(900)	57,935
Net Cash Used by Operating Activities	(110,845)	(9,549)	(224,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	110,845	9,791	150,308
Net Cash Provided by Financing Activities	110,845	9,791	225,908

Net Increase in Cash	0	242	1,612

Cash, beginning of period	1,612	1,534	0
Cash, end of period	$1,612	$1,776	$1,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$0	$0	$39,463

See accompanying notes to financial statements.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2014

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

The results of operations for the nine months ended July 31, 2014 are not indicative of the results that may be expected for the full year.

Cash and Cash Equivalents
Now News considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2014 and October 31, 2013, the Company had $1,612 and $1,612 of cash, respectively.

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
JULY 31, 2014

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
JULY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2014.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2014 and October 31, 2013:

	July 31,	October 31,
	2014	2013

Accounting and audit fees	$2,000	$6,500
Legal fees	55,935	22,390
Transfer agent fees	-	35
Total Accrued Expenses	$57,935	$28,925

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

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 3 – LOANS PAYABLE – RELATED PARTIES (CONTINUED)

As of October 31, 2013, the balance of the loans were forgiven and recorded as contributed capital.

An officer and shareholder loaned the Company $110,845 during the period ended July 31, 2014. The loans are non-interest bearing, unsecured and due upon demand.

The total amount due to the officers and shareholders was $110,845 and $0 as of July 31, 2014 and October 31, 2013, respectively.

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

There were no additional shares issued during the period ended July 31, 2014.

As of July 31, 2014, there were 2,412,000 shares of common stock issued and outstanding.

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

Also on December 26, 2013, the Company entered into a written Preliminary Definitive Agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), regarding our acquisition of Worldwide as a subsidiary (the “Preliminary Acquisition Agreement”). Upon the closing of that transaction, all of the issued and outstanding capital stock of Worldwide shall be acquired by the Company in exchange for, on a pro-rata basis, the number of shares of our common stock which will be equal to 99% of the issued and outstanding shares of our common stock. As of July 31, 2014, the transaction has not been completed.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(FORMERLY FOREVER ZEN LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2014

NOTE 6 – INCOME TAXES

As of July 31, 2014, the Company had net operating loss carry forwards of approximately $279,978 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended July 31, 2014 and 2013:

	2014	2013

Federal income tax benefit attributable to:
Current Operations	$46,785	$2,941
Less: valuation allowance	(46,785)	(2,941)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013

Deferred tax asset attributable to:
Net operating loss carryover	$95,193	$48,408
Less: valuation allowance	(95,193)	(48,408)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $279,978 for Federal income tax reporting purposes are subject to annual limitations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations for the three and nine months ended July 31, 2014 and 2013 and for the period from March 30, 2010 (Date of Inception) until July 31, 2014

We generated no revenues since our inception. We are presently in the development stage of our business and we can provide no assurance that we will develop viable products or that we will be able to enter into commercial production and generate sufficient sales.

We incurred $82,233 in operating expenses for the three months ended July 31, 2014, compared with $2,532 for the three months ended July 31, 2013. We incurred $137,602 in operating expenses for the nine months ended July 31, 2014, compared with $8,649 for the nine months ended July 31, 2013.  We incurred $279,978 in operating expenses for the period from March 30, 2010 (Date of Inception) until July 31, 2014.

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

We had a net loss of $82,233 for the three months ended July 31, 2014, compared with $2,532 for the three months ended July 31, 2013.  We had a net loss of $137,602 for the nine months ended July 31, 2014, compared to $8,649 for the nine months ended July 31, 2013. We had an accumulated net loss of $279,978 from March 30, 2010 (Date of Inception) until July 31, 2014.

We incurred a $.03 per share net loss for the three months ended July 31, 2014, compared to $.00 for the three months ended July 31, 2013.  We incurred a net loss of $.06 per share for the nine months ended July 31, 2014, compared to $.00 per share for the nine months ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $3,865, consisting of cash and prepaid expenses. Our total current liabilities as of July 31, 2014 were $168,780. Thus, we have a working capital deficit of $164,915 as of July 31, 2014.

Operating activities used $224,296 in net cash for the period from March 30, 2010 (Date of Inception) until July 31, 2014. Our net loss of $279,978 was the major contributing factor to our negative operating cash flow. Investing activities used no cash during the period from March 30, 2010 (Date of Inception) until July 31, 2014. Financing activities generated $225,908 from the sale of our common stock and from related party loans during the period from March 30, 2010 (Date of Inception) until July 31, 2014.

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

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangement.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
*Filed herewith. **Furnished herewith. (1) Incorporated herein by reference to the exhibits to the Registration Statement on Form S-1 filed on January 11, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOW NEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: September 15, 2014	By:	/s/ Alan Chen
Alan Chen
Chief Executive Officer
(Principal Executive Officer)

Date: September 15, 2014	By:	/s/ Alan Chen
Alan Chen
Chief Financial Officer
(Principal Financial Officer)