Form 10-K
NOW NEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
filed 2014-11-13
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-171637

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.
(Exact name of registrant as specified in its charter)

Nevada	36-4794119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4F, No. 550, Ruiguang Road, Neihu District Taipei City 114, Taiwan (Republic of China)
(Address of principal executive offices)

Registrant’s telephone number: +886-287978775 ext 500

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

Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,368,000(912,000 shares of common stock held by non-affiliates, closing price on April 30, 2014 was $1.50).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,412,000 as of November 12, 2014

Forward Looking Statements

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

On November 11, 2013, Pioneer Media Investments Co., Ltd. purchased 1,500,000 shares of our common stock from Churyl Kylo and Hans Van Niekerk for $135,000.00 in cash.  Those 1,500,000 shares of our common stock represented 62% of our issued and outstanding common stock immediately following the sale.  As a result of the transaction, a change in control of the Company occurred and in connection therewith, Hans Van Niekerk resigned as our sole officer and director, and Alan Chen was elected as our president, chief executive officer and sole director. Pioneer Media Investments Co., Ltd. is beneficially owned and controlled by Alan Chen.

On December 13, 2013, we changed our name to NowNews Digital Media Technology Co, Ltd.

On December 26, 2013, we entered into a preliminary agreement with GIA Consultant Corp, a Hong Kong corporation (“GIA”), pursuant to which GIA will provide certain consulting services to us in connection with prospective qualified business acquisition and assistance in evaluating potential candidates for a possible acquisition.

On December 26, 2013, we entered into a preliminary agreement with Worldwide Media Investments Corp, a company incorporated in Anguilla (“Worldwide”), to acquire all the issued and outstanding capital stock of Worldwide.   Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd., owns and operates one of the largest Internet news content providers in Taiwan, Republic of China. As of the date of this report, the contemplated acquisition has not been completed yet and there can be no assurance that the contemplated acquisition will be completed.

As a result of the most recent change of control, we have ceased our operations regarding skin care products and plan to engage in business that provides various services to consumers and businesses through the Internet such as online product advertising, news generating and disseminating.

On January 31, 2014, Ching-Fen Huang was appointed as a member of our Board of Directors.

Competition

We currently do not have any operation and therefore do not face any competition.

Intellectual Property

We do not currently own or license any intellectual property or have any pending application for any intellectual property.

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

Research and Development

We did not have any research and development activities for the past two fiscal years.

Employees

We have no employees other than our officer and directors, Alan Chen and Ching-Fen Huang. Mr. Chen currently oversees all responsibilities in the areas of corporate administration and business development. He currently devotes approximately 16 hours a week to the affairs of the Company. When and if we commence operations, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business.  However, there is no assurance that we will ever be able to commence operations.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A. Rick Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

We maintain our corporate office at 4F, No. 550, Ruiguang Road, Neihu District, Taipei City 114, Taiwan (Republic of China). The office space is adequate and suitable for our needs.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “NDMT.” There has not been any significant trading to date in the Company’s common stock.

Holders of Our Common Stock

As of November 12, 2014, we had 2,412,000 shares of our common stock issued and outstanding, held by 39 shareholders of record.

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

Overview

We were incorporated as Forever Zen Ltd. on March 30, 2010, in the state of Nevada for the purpose of developing, manufacturing and selling a line of skin care products specifically for men. As a result of the most recent change of control, we have ceased our operations regarding skin care products and plan to engage in business that provides various services to consumers and businesses through the Internet such as online product advertising, news generating and disseminating.

Results of Operations for the Years Ended October 31, 2014 and 2013 and for the period from inception (March 30, 2010) to October 31, 2014

We have not earned any revenues since our inception. We have recently ceased all of our operations and are presently in the stage of considering other business possibilities. We have entered into a preliminary agreement to acquire a company that owns and operates one of the largest Internet news content providers in Taiwan, Republic of China. There can be no assurance that we will be able to complete the acquisition successfully or once completed that the Company will not require additional capital or generate profits.

Our operating expenses for the year ended October 31, 2014 were $181,058, as compared with $29,667 for the year ended October 31, 2013. Our operating expenses for the year ended October 31, 2014 mainly consisted of professional fees in the amount of $173,229, transfer agent and Edgar filing agent fees of $5,437 and general and administrative expenses of $2,392. Our operating expenses for the year ended October 31, 2013 consisted of professional fees in the amount of $28,230, transfer agent fees of $835, and general and administrative expenses of $602.

Our operating expenses for the period from inception (March 30, 2010) through October 31, 2014 were $323,434, and consisted of professional fees in the amount of $269,265, consulting fees of $6,000, travel expenses of $3,985, meals and entertainment of $1,470, website expenses of $4,664, transfer agent and Edgar filing agent fees of $24,988, and general and administrative expenses of $13,062.

We had a net loss of $181,058 for the year ended October 31, 2014, as compared with $29,667 for the year ended October 31, 2013, and a net loss of $323,434 for the period from inception (March 30, 2010) to October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $1,813. Our total current liabilities as of October 31, 2014 were $210,184. Thus, we had a working capital deficit of $208,371 as of October 31, 2014.

Operating activities used $206,596 in cash for the year ended October 31, 2014. Our net loss of $181,058 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during year ended October 31, 2014 consisted of $204,984, which were proceeds from related party loans.

We anticipate that our future liquidity requirements will arise from the need to fund our operations if commenced. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds.

Going Concern

We have a deficit accumulated during the development stage of $323,434 as of October 31, 2014. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Nownews Digital Media Technology Co Ltd.

(Formerly Forever Zen Ltd.)

Taipei City, Taiwan (Republic of China)

We have audited the accompanying balance sheet of Nownews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.), as of October 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from March 30, 2010 (date of inception) to October 31, 2014.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nownews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) as of October 31, 2014, and the results of its operations and cash flows for the year then ended and for the period from March 30, 2010 (date of inception) to October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nownews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has a working capital deficit and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.
KCCW Accountancy Corp.

Diamond Bar, California
November 12, 2014

 KCCW Accountancy Corp.

22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Now News Digital Media Technology Co Ltd.

(Formerly Forever Zen Ltd.)

Taipei City, Taiwan (Republic of China)

We have audited the accompanying balance sheet of Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.), as of October 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Now News Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.), as of October 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 15, 2014

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Cash and equivalents	$-	$1,612
Prepaid Expenses	1,813	-

TOTAL ASSETS	$1,813	$1,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$5,200	$28,925
Loans payable – related party	204,984	-
Total Liabilities	210,184	28,925

Stockholders’ Deficit
Common Stock, $.001 par value, 50,000,000 shares authorized, 2,412,000 shares issued and outstanding	2,412	2,412
Additional paid-in capital	112,651	112,651
Deficit accumulated during the development stage	(323,434)	(142,376)
Total Stockholders’ Deficit	(208,371)	(27,313)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,813	$1,612

See accompanying notes to financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

FOR THE PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2014

	Year ended October 31, 2014	Year ended October 31, 2013	For the period from March 30, 2010 (Inception) to October 31, 2014

REVENUES	$-	$-	$-

EXPENSES
Professional fees	173,229	28,230	269,265
Consulting fees	-	-	6,000
Travel	-	-	3,985
Meals and entertainment	-	-	1,470
Website expenses	-	-	4,664
Transfer agent fees	5,437	835	24,988
General and administrative expenses	2,392	602	13,062
TOTAL EXPENSES	181,058	29,667	323,434

LOSS FROM OPERATIONS	(181,058)	(29,667)	(323,434)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(181,058)	$(29,667)	$(323,434)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,412,000	2,412,000

See accompanying notes to financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2014

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 30, 2010	0	$0	$0	$0	$0
Issuance of founder shares	1,500,000	1,500	28,500	-	30,000
Issuance of shares for cash	912,000	912	44,688	-	45,600
Net loss for the period ended October 31, 2010	-	-	-	(21,485)	(21,485)
Balance, October 31, 2010	2,412,000	2,412	73,188	(21,485)	54,115
Net loss for the year ended October 31, 2011	-	-	-	(62,452)	(62,452)
Balance, October 31, 2011	2,412,000	2,412	73,188	(83,937)	(8,337)
Forgiveness of shareholder debt	-	-	19,577	-	19,577
Net loss for the year ended October 31, 2012	-	-	-	(28,772)	(28,772)
Balance, October 31, 2012	2,412,000	2,412	92,765	(112,709)	(17,532)
Forgiveness of shareholder debt	-	-	19,886	-	19,886
Net loss for the year ended October 31, 2013	-	-	-	(29,667)	(29,667)
Balance, October 31, 2013	2,412,000	$2,412	$112,651	$(142,376)	$(27,313)
Net loss for the year ended October 31, 2013	-	-	-	(181,058)	(181,058)
Balance, October 31, 2014	2,412,000	$2,412	$112,651	$(323,434)	$(208,371)

See accompanying notes to financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

PERIOD FROM MARCH 30, 2010 (INCEPTION) TO OCTOBER 31, 2014

	Year ended October 31, 2014	Year ended October 31, 2013	For the period from March 30, 2010 (Inception) to October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(181,058)	$(29,667)	$(323,434)
Change in non-cash working capital items:
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(1,813)	0	(1,813)
Increase (decrease) in accrued expenses	(23,725)	15,819	5,200
Net Cash Used in Operating Activities	(206,596)	(13,848)	(320,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	75,600
Proceeds from related party loans	204,984	13,926	244,447
Net Cash Provided by Financing Activities	204,984	13,926	320,047

Net Increase (decrease) in Cash	(1,612)	78	0

Cash, beginning of period	1,612	1,534	0
Cash, end of period	$0	$1,612	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt recorded as contributed capital	$0	$19,886	$39,463

See accompanying notes to financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nownews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) (“Now News” or “the Company”) was incorporated in Nevada on March 30, 2010. Now News is planning on entering the business of internet media and news content. Now News is a development stage company and has not yet realized any revenues from its planned operations.

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

Cash and Cash Equivalents

Now News considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2014 and 2013, the Company had $0 and $1,612 of cash, respectively.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2014.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2014 and 2013:

	2014	2013
Accounting and audit fees	$5,000	$6,500
Legal fees	0	22,390
Transfer agent fees	200	35
Total Accrued Expenses	$5,200	$28,925

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The officer and shareholder loaned the Company totaling $13,926 during the year ended October 31, 2013.  The loans were non-interest bearing, unsecured and due on demand.  As of October 31, 2013, the balance of the loans were forgiven and recorded as contributed capital.

The officer and shareholder loaned the Company an additional of $204,984 during the year ended October 31, 2014.  The loans were non-interest bearing, unsecured and due on demand.

The total amount due to the officers and shareholders was $204,984 and $0 as of October 31, 2014 and 2013, respectively.

NOTE 4 – COMMON STOCK

The Company has 50,000,000 shares of $0.001 par value common stock authorized.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 4 – COMMON STOCK (CONTINUED)

An officer and shareholder forgave all amounts due from the company as of October 31, 2013 and the amount of $19,886 was recorded as contributed capital.

There were no additional shares issued during the years ended October 31, 2014 and 2013, respectively.

As of October 31, 2014 and 2013 there were 2,412,000 shares of common stock issued and outstanding.

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

NOTE 6 – INCOME TAXES

As of October 31, 2014, the Company had net operating loss carry forwards of approximately $181,058 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended October 31:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$61,560	$10,087
Less: valuation allowance	(61,560)	(10,087)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$61,560	$48,408
Less: valuation allowance	(61,560)	(48,408)
Net deferred tax asset	$0	$0

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO LTD.

(FORMERLY FOREVER ZEN LTD.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 7 – LIQUIDITY AND GOING CONCERN

Nownews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) has a working capital deficit, has incurred losses since inception, and has received no revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ended October 31, 2014.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of October 31, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2014 due to the following material weaknesses: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending October 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our director and executive officer, his age as of the date of this report and his positions.

Name	Age	Position	Held Since
Alan Chen	60	Chief Executive Officer, Chief Financial Officer, and Director	November 11,2013
Ching-Fen Huang	43	Director	January 31, 2014

Set forth below is a brief description of the background and business experience of our executive officer and directors.

Alan Chen is 60 years old and for the past decade has been the chairman of the Chunghwa United Holdings Group, a consortium of multimedia companies actively involved in cable television, “5TV”, “NowNews”, “Airnet” and other global media ventures.  We believe his experience qualifies him to serve as our officer and director.

Ching-Fen Huang.  Ms. Huang served as senior director of the Business Management Department at NOWnews from September 1, 2010 through August 31, 2014 and was the manager of the Financial and Accounting Department in Chunghwa United Group from May 1, 2008 through August 31, 2010. Before that, she supervised the Accounting Department of Era Digital Media Co., Ltd. from January 1, 2008 to April 28, 2008. Ms. Huang received her bachelor’s degree in accounting from Ming Chuan University in 1994. Ms. Huang was appointed to our board of directors due to her rich financial and accounting experience in new media and internet companies.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors. In addition, we do not have any audit committee financial expert.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Alan Chen, at the address appearing on the first page of this annual report.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2014, Alan Chen served as both our director and officer. However, none of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Code of Ethics

As of October 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, we expect to adopt a code of ethics as we develop our business.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Chen, President,
Chief Executive Officer,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2013	0	0	0	0	0	0	0	0
Hans Van Niekerk,
Former President, Chief Executive Officer,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2013	0	0	0	0	0	0	0	0
Churyl Kylo,
Former President, Chief Executive Officer,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2013	0	0	0	0	0	0	0	0

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

We did not have any equity award outstanding as of October 31, 2014.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

 Stock Option Plans

We did not have a stock option plan in place as of October 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of November 12, 2014, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,412,000 Shares of Common Stock issued and outstanding as of November 12, 2014.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
5% SHAREHOLDERS
Pioneer Media Investments Co., Ltd. (1) Unit 706, Haleson Building, No.1, Jubilee Street, Hong Kong, People’s Republic of China	Common Stock	1,500,000	62%

DIRECTORS AND OFFICERS
Alan Chen (2)	Common Stock	1,500,000	62%
Ching-Fen Huang	Common Stock	0	0
DIRECTORS AND OFFICERS – (two persons)		1,500,000	62%

(1)	Pioneer Media Investments Co., Ltd. (“Pioneer”) is beneficially owned and controlled by Alan Chen.
(2)	Includes 1,500,000 shares of common stock held through Pioneer.

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

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Director Independence

As of the date of this annual report, our common stock is traded on the OTCQB. The OTCQB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$11,000	$0	$0	$0

2013	$10,700	$0	$0	$0

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2*	Certificate of Amendment of the Company *
3.3	Bylaws, as amended (1)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

** Furnished herewith

(1) Incorporate by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: November 12, 2014	By:	/s/ Alan Chen
Alan Chen
Chief Executive Officer, Chief Financial Officer and director
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Chen	Chief Executive Officer, Chief Financial Officer and director	November 12, 2014
Alan Chen	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Ching-Fen Huang	Director	November 12, 2014
Ching-Fen Huang

