Form 10-K
period 2014-12-31
NowNews Digital Media Technology Co. Ltd.
filed 2015-03-31
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 333-171637

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

(Exact name of registrant as specified in its charter)

Nevada	56-2012361
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City, Taiwan	114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes        ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes        ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of June 30, 2014 was $1,368,000 (912,000 shares of common stock held by non-affiliates, closing price on June 30, 2014 was $1.50).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes        ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 30, 2015 is 22,412,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.          Business.

Corporate History

We were incorporated as Forever Zen Ltd. on March 20, 2010 under the laws of the State of Nevada. On December 13, 2013, we changed our name to Nownews Digital Media Technology Co Ltd. and planned to enter into the business of internet media and news content. Prior to the Share Exchange described below, we were a development stage company and had not yet realized any revenues from our planned operations.

On November 14, 2014 (the “Closing Date”), we entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide Media Investments Corp., an Anguilla corporation (“Worldwide”), the shareholders of Worldwide, and NOWnews Network Co., Ltd., a Taiwan corporation (“NOWnews”). Pursuant to the Share Exchange Agreement, (i) the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd. (“Sky Media”), owns 66% of all the issued and outstanding capital stock of NOWnews (the “Share Exchange”). Immediately following the closing of the Share Exchange, we had a total of 22,412,000 issued and outstanding shares of common stock, of which 6,262,400 shares were beneficially held by Alan Chen. As a result of the Share Exchange, Worldwide and Sky Media become our wholly owned subsidiary and NOWnews is now our majority owned subsidiary in which we indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, we assumed the business of NOWnews and ceased to be a shell company.

In connection with the Share Exchange Agreement, Alan Chen and his spouse, Chiu-Li Tu, executed a personal guarantee in favor of the Company whereby they jointly and severally guarantee to make a cash payment to the Company in the amount of the net loss from operations of the Company, if any, within 15 business days of the date of the issuance of the audited financial statements of the Company for each of the fiscal years ended December 31, 2014 and 2015.

Corporate Structure

The diagram below illustrates our corporate structure as of the date of this report.

Worldwide was incorporated in Anguilla on June 4, 2013 under the Anguilla International Business Companies Act, 2000. Its authorized capital stock is 20,000,000 shares all of which are issued and outstanding.

Sky Media was incorporated under the laws of Anguilla on June 4, 2013. Its authorized capital stock is 20,000,000 shares all of which are issued and outstanding.

NOWnews was incorporated in Taipei City, Taiwan on June 8, 2006. Its authorized capital stock is 20,000,000 shares of which 12,070,000 shares are issued and outstanding.

NOWnews owns 55% of the equity interest of Nownews International Marketing Co., Ltd, a Taiwan corporation (“Nownews International”), primarily engaged in sales of advertising spaces in its own newspapers. The operation of Nownews International was terminated in December 2013.

Recent Development

Change in Fiscal Year End

On November 14, 2014, our Board of Directors approved a change in the Company’s fiscal year end from October 31 to December 31.

Change in Principal Executive Offices

In an effort to save costs, we decided to terminate our existing lease with Shin Kong Life Insurance Co., Ltd. for the office space at 4F No. 550, Riuguang Road, Neihu, District, Taipei City 114, Taiwan, for which we pay approximately $10,000 per month. On March 3, 2015, we signed an office lease with Yiqiu International Department Store Co., Ltd. from whom we lease a floor area of approximately 7,117.35 square feet for a term of two years with a monthly rent of approximately $7,336 (NT$231,000). The lease expires on April 14, 2017. Our principal executive offices have been moved to 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan. On March 15, 2015, we terminated the lease with Shin Kong without any penalty for early termination.

Principal Services

We generate our revenues primarily from online advertising and marketing services and news content licensing.

Advertising and Marketing

Our advertising product offerings consist of banner, button, text-link and video advertisements that appear on pages within our website, and advertising campaign design and management services. Our primary advertising and sponsorship client base for advertising and sponsorships includes international and local companies. We offer brand advertising services in display formats on our website as well as performance-based online marketing solutions, such as promoted feeds on mobile or tablet. Display advertising comprises the text, images and other interactive ads that run across the web on computers and mobile devices, including content specially formatted to be displayed on smartphones, tablets and other mobile personal digital devices.

We also provide advertising campaign design and management services for a fee. Our services include design and implementation of marketing and advertising projects consisting of content advertising through publishing topic news and experience articles, pop-up or embedded advertisements on our website or applications, creation of visual/mobile/audio advertisement, etc. Through these services, we help our clients establish their corporate image and brand and market their products.

News Content Licensing

We have our own team comprising journalists and editors who produce over 350 news articles/reports on a daily basis, covering real-time diversified news including politics, finance, life, technology, sport, entertainment, travel and others. Besides, NOWnews also licenses its self-created news content to major portals and corporate partners with more extensive news network, such as Yahoo Hong Kong, Yahoo Taiwan, MSN Taiwan, Yam, Sina Taiwan, Taiwan Mobile, Chunghwa Telecom, Far EasTone Telecommunications Co. Ltd., Vibo Telecom, etc.

Historically, we provided editing services to customers including selecting, sorting, editing news for other website operators such as Yahoo Taiwan. We ceased this service in December 2013 because this service was not profitable. In addition, we used to provide film/video editing services and licensed copyrights to a related party, Chunghwa Wideband Best Network Co., Ltd., and stopped in later 2013.

E-Commerce

We started our E-commerce business in July 2012 when we partnered with some online shopping websites and received commissions for diverting our website traffic to these shopping websites. We launched our E-commerce platform, NOWshopping, in March 2013 and engaged in the online sales of electronic products including electronics and computers, appliances etc. However, we suspended this line of business in April 2014 due to continuous losses.  We are currently in the process of evaluating and adjusting this line of business and may resume operation in 2015.

Seasonality

We have experienced seasonality in our online advertising business. Historically, the periods from May through August and from November to January have seen increase of more than 20% in advertising revenues due to the summer break and the winter holiday season. February has historically been the worst month for our advertising business as it is after the Lunar New Year holidays when advertising revenues are generally down nationwide. Past performance may not be indicative of future trends, as the mix of advertising industry sectors, which may have different seasonality factors, may shift from quarter to quarter. There is no seasonality in its licensing business.

Major Customers

For the fiscal year ended December 31, 2014, our top three customers and their respective sale amount are as follows:

Name	Sales ($)	Percentage of Total Revenue
Yahoo Taiwan Inc.	159,104	5.43%
GuoShi Partners Co.	141,601	4.83%
Zenithoptimedia Co., Ltd.	133,900	4.57%

For the fiscal year ended December 31, 2013, our top three customers and their respective sale amount are as follows:

Name	Sales ($)	Percentage of Total Revenue
Yahoo Taiwan Inc.	508,394	15.54%
Zenithoptimedia Co., Ltd.	210,445	6.43%
Chunghwa United Co., Ltd.	150,732	4.61%

Employees

As of the date of this report, we have 73 employees, all of whom are full-time and are based in Taiwan. The breakdown of our employees based on departments is set forth below:

Department	Number of Employees
Management	2
Business Management	5
Innovation and Development	7
Sales and Marketing	15
News	41
Finance	3

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Regulation

Regulatory Authorities

We are subject to the supervision of the National Communications Commission of Republic of China (the “NCC”). The NCC was established in February 2006.

Permits, Licenses and Approvals

Pursuant to the Provisions on Broadcasting and Television Program Supply, to obtain the permit to engage in broadcasting and TV program supply business, we are required to meet two criteria: (i) minimum registered capital of NT$1,200,000 and (ii) minimum office area of approximately 377square feet. The operating permit should be obtained from Ministry of Culture before we apply for the business license for regular companies. As of the date of this report, NOWnews has obtained the approval for (i) production and distribution of radio and TV programs and (ii) radio and TV advertisement.

We believe we have all requisite permits, approvals and licenses to conduct our businesses.

Rating of Internet Content

The Regulations for the Rating of Internet Content was abolished by the NCC in 2012. At present, the rating of internet content is governed by Article 46 of the Protection of Children and Youths Welfare and Rights Act (last amended on February 4, 2015), which requires that all internet platform providers adopt their own rules implementing “clear and practicable” protection measures in accordance with the internet content supervisory institutions engaged by the NCC and other relevant authorities to prevent youth and children from having access to harmful internet contents. An internet platform provider is required to restrict children and youths from having access to internet content upon the relevant authority’s notification that such internet contents may be harmful or that such internet platform provider failed to implement “clear and practicable” protection measures.

Personal Data Protection Act

On May 26, 2010, the President of the Republic of China announced the amendment of the Personal Information Protection Act, or PIPA, which replaced the former Computer-Processed Personal Data Protection Act, or CPPDPA, and became fully effective on October 1, 2012, except for its Articles 6 and 54 that await further determination by the Executive Yuan. Under the PIPA, every individuals or governmental or non-governmental agencies, including us, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, generic information, sex life, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. If we fail to comply with the PIPA, we may be subject to serious punishment for civil claims, criminal offenses and administrative liabilities: the ceiling of the aggregate compensation amount for damages payable in a single case will be up to NT$200 million or the actual value of loss arising from our violation provided the amount of actual value of such loss is higher than NT$200 million; the defendant may be subject to an imprisonment of up to five years; and the penalty for administrative liabilities will be up to NT$500,000 for each violation, and may be imposed consecutively if such violation continues.

Foreign Investment

Pursuant to the provisions of the Statute for Investment by Foreign Nationals, there are only a few industries where foreign investments are restricted. None of the businesses of NOWnews fall under the restricted industries. Therefore, there is no restriction on foreign ownership in NOWnews. However, Taiwan restricts investments by the PRC nationals. In accordance with the Rules on Investment Permit by Nationals from the People’s Republic of China, only certain industries are open to the PRC nationals. The following businesses of NOWnews are open to the PRC nationals: Online and catalog shopping, non-store retail, portal website operation, data processing, website management and related services.

News Regulation

As a news generator, we are subject to regulations on contents of news. We are prohibited from creating or distributing certain news including but not limited to the following:

•	News that damages people’s reputation

•	News that invades people’s privacy
•	News that involves information on national defense
•	News that might influence judicial proceedings

Depending on the circumstances, in the event of violation of any of the foregoing restrictions, we may be subject to fines or criminal liabilities. In addition, we need to comply with requirements on news regarding election, public polls, and pharmaceuticals, etc.

Regulation on Advertisement

Companies are prohibited from using false or misleading advertising language and advertising agencies cannot help its clients design or create untrue or misleading advertisements. Otherwise, the agencies may be subject to the same liabilities as their clients.

Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($16,653) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

•	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or
•	Taiwan suffers serious trade deficit.

Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on June 4, 2014;
•	The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;
•	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 4, 2014; and
•	The Implementation Rules of Value-Added and Non-Value-Added Business Tax Law, latest amended on May 2, 2014.

Under the Income Tax Law, there are two kinds of income tax, comprehensive income tax for individuals and income tax for enterprises operating for profit, respectively.

Individuals who have income with a source within Taiwan must pay comprehensive income tax on their income sourced within Taiwan; while non-resident individuals having income with a source within Taiwan, except otherwise provided in the Income Tax Law, shall pay tax based on the amount attributable to the sources of their income.

The enterprise with head office located in Taiwan shall pay profit-seeking income tax on its global income both within and outside Taiwan; while the enterprises with head office outside Taiwan shall only pay profit-seeking income tax on its business income sourced from within Taiwan.

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($1,998) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 45%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($3,961). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

Sale of goods or service, import of goods in Taiwan are subject to a Value-Added or Non-Value-Added Business Tax. The Rate of business tax, except as otherwise stipulated in the relevant tax law, ranges from 5% to 10% as determined by the State Council of Taiwan.

Enforceability of Judgments in Taiwan

All of our directors and executive officers named in this report are residents of Taiwan and substantially all of our assets and the assets of those persons are located in Taiwan. As a result, it may not be possible for investors to effect service of process upon us or those persons outside of Taiwan, or to enforce against them judgments obtained in courts outside of Taiwan. Any final judgment obtained against us in any court other than the courts of the Republic of China in connection with any legal suit or proceeding arising out of or relating to our securities will be enforced by the courts of the Republic of China without further review of the merits only if the court of the Republic of China in which enforcement is sought is satisfied that:

•	the court rendering the judgment has jurisdiction over the subject matter according to the laws of the Republic of China;

•	the judgment and the court procedure resulting in the judgment are not contrary to the public order or good morals of the Republic of China;

•	if the judgment was rendered by default by the court rendering the judgment, we, or our officers and directors, were duly served within a reasonable period of time in accordance with the laws and regulations of the jurisdiction of the court or process was served on us with judicial assistance of the Republic of China; and

•	judgments at the courts of the Republic of China are recognized and enforceable in the court rendering the judgment on a reciprocal basis.

A party seeking to enforce a foreign judgment in the Republic of China would be required to obtain foreign exchange approval from the Central Bank of the Republic of China (Taiwan) for the payment out of Taiwan of any amounts recovered in connection with the judgment denominated in a currency other than NT dollars if a conversion from NT dollars to a foreign currency is involved.

Market Opportunities

Our current primary focus is on the Taiwan market. The success of our business is tied to the size and vitality of Taiwan’s economy. According to the World Bank, Taiwan’s gross domestic product in 2013 grew 3.74% year over year to 489.21 billion US dollars and the gross national income per capita is $20,910 in 2013.

Taiwan has one of the most advanced telecommunications networks in Asia. With excellent telecommunications infrastructure in place and the innovative use of breakthrough information technologies, Taiwan continues to be well placed to drive both mobile and data communications services. As reported by the International Telecommunication Union, the number of Internet users in Taiwan reached 18.69 million as of December 31, 2013. In 2013, the total broadband penetration had been lifted to over 100% when considering both fixed-line and mobile services. The proportion of the population who are internet users had reached 80% coming into 2014. There has been a rapid transition to 3G with these subscribers accounting for almost 90% of the total mobile subscriber base by the end of 2013. The increasing user base and high penetration of internet access makes Taiwan an attractive market for our company to expand our product offerings and to grow our revenue streams.

Competition

The market for Web sites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies attempting to address this market offer portal, content and e-commerce services. The following table lists the Chinese-language Web sites that we believe are currently our primary competitors in Taiwan:

•	udn.com
•	appledaily.com.tw
•	Chinatimes.com
•	ltn.com.tw
•	ettoday.net

As internet usage in Mainland China, Hong Kong, Macau and Taiwan (collectively, the “Greater China”) increases and the Greater China market becomes more attractive to advertisers and for conducting fee-based services, large global competitors, such as Facebook, LinkedIn, Google, Twitter, Line, Kakao and WhatsApp, may increasingly focus their resources on the Greater China market. We cannot assure you that we will succeed in competing against the established and emerging competitors in the market. The increased competition could result in reduced traffic, loss of market share and revenues, and lower profit margins.

Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts and the performance of our technology. See also our discussion of competition under the “Risk Factors” contained in our current report on Form 8-K/A, filed on January 9, 2015 with the SEC.

Competitive Strength

We provide online content and services for the global Chinese community with a focus on Taiwan, including but not limited to informational features, social media and social networking services as well as other fee-based services. This industry can be characterized as highly competitive and rapidly changing due to the fast growing market demand. Barriers to entry are relatively low, and current and new competitors can launch new websites or services at a relatively low cost. Many companies offer various content and services targeting this community that compete with us. Many of our competitors have greater financial resources, a longer history of providing online services, a larger and more active user base, more established brand names and currently offer a greater breadth of products that may be more popular than our online offerings. However, we believe that we possess the following competitive strengths that enable us to compete effectively:

•	We have an outstanding editorial team which produces hundreds of news on a daily basis, covering real-time diversified news including politics, finance, life, technology, sport, entertainment, travel and others. Besides, we license our self-created news content to major portals and corporate partners with a stable and extensive news network. We believe this is very critical to attract readers and increase traffic volume of our website.
•	We have been focusing on new media operations and interaction with its members and fans. We believe we are the first news media which opened official accounts on LINE and WeChat, two very popular mobile messengers in Asia and created NOWnews fan group on Facebook.
•	With the growing popularity of mobile devices, we are the first to develop applications on mobile devices offering users real-time news anywhere at any time. The current daily traffic on our website exceeds 14 million and is mobile website has a daily traffic volume of approximately 4 million.
•	We have won numerous awards and is highly recognized and rated among our peers. Recognition and awards include:
o	14th among the top 100 websites in Taiwan in the survey conducted by comScore
o	18th on the “Top 100 Hottest Websites in Taiwan” and first among the original news websites by Digital Times in 2014
o	22th on the “Top 100 Most Popular Fan Clubs in Taiwan” by Digital Times in 2013
o	The Seventh and Eighth Quality Journalism Awards by the Ministry of the Interior of Taiwan
o	The 13th Cross-Strait News Reporting Award – Citizen News

o	The 2011 Excellent Alliance Partners by Yahoo Shopping Center

•	We are not only committed to the provision of quality news content, but also have ventured into the e-commerce business. We started trial operation of NOWshopping, an online shopping mall, in 2013. Despite that we have incurred continuous loss in the past and temporarily suspended our E-commerce business, we believe the existing membership base and high daily traffic volume on our website will put us in a very favorable position for online shopping business, particularly after we adjust our operating strategy for E-commerce business and re-launch it in the near future.
•	We have a very large member base, which includes approximately 1.6 million members, 320,000 shopping members, 160,000 Facebook fans and 700,000 LINE subscribers and 100,000 Wechat subscribers. We believe this member base will keep increasing and we will leverage this membership base to expand our business.
•	PRC implements strict control over the media. However, we are the only Taiwan internet media to which the PRC residents have full access – this, we believe, provides us with access to a very large potential reader base and tremendous business opportunities. Currently, approximately 7% of our traffic is from the PRC. Through our platform, we can build a cross-strait service system where we can promote Taiwan’s services or products to readers in the PRC. However, PRC regulatory authorities may find the contents on our website/mobile applications objectionable and block users in China from accessing our website and/or mobile applications. See our discussion in the “Risk Factors” section contained in our current report on Form 8-K/A, filed on January 9, 2015 with the SEC.

Technology Infrastructure

Our operating infrastructure is designed to serve and deliver hundreds of millions of page views a day to our users. This scalable infrastructure allows our users to access our products and services quickly and efficiently, regardless of their geographical location. Our infrastructure is also designed to provide high-speed access by forwarding queries to our Web hosting sites with greater resources or lower loads. Our Web pages are generated, served and cached by servers hosted at various co-location Web hosting sites in Taiwan and the United States.

Our servers run on our own web-based platforms. These servers are maintained at Amazon in the United States and our offices in Taiwan. We believe that our hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

Sales and Marketing

We enhance our brand images and visibility through participating in various public events, exchanging resources with other companies, and establishing partnership with other media companies. In addition, we focus on keyword marketing and search engine optimizing to increase the search ranking of our news content.

Research and Development

We do not have an in-house research and development (“R&D”) team but utilizes the R&D personnel and facilities of Chunghwa United Holding Group, a related company for technical support. For the fiscal years ended December 31, 2014 and 2013, we did not incur any R&D expenses.

Currently, we focus on (i) developing the Drupal platform to host our website and (ii) using Drupal to build daily news from personal blogs and company applications. Drupal is an open source content management platform powering millions of websites and applications. It’s built, used, and supported by an active and diverse community of people around the world and has thousands of add-on modules and designs available for us to build and improve our website.

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See also our discussion of protection of our intellectual property under the “Risk Factors” contained in our current report on Form 8-K/A, filed on January 9, 2015 with the SEC.

Patents

We have the following patents as of the date of this report:

Patent Name	Type	Jurisdiction	Valid Period	Certificate No.
Portable multimedia sharing device	Utility Model	Taiwan	May 11, 2011 – September 15, 2020	M403695
Multimedia device with embedded multimedia information	Utility Model	Taiwan	May 21, 2012 – September 26, 2021	M429933
Information browsing system	Utility Model	Taiwan	April 11, 2012 – September 29, 2021	M426832
Multimedia file with embedded information	Utility Model	The PRC	May 11, 2011 – September 15, 2020	2495374

Trademarks

As of the date of this report, we have registered an aggregate of 17 trademarks in various categories and are in the process of applying for an additional four trademarks in Taiwan and the PRC. Set forth below is a list of our trademarks:

Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	6/16/2005	6/15/2015	16, 41

		2/1/2008	1/31/2018	35, 41
Taiwan
		12/1/2007	11/30/20017	38, 42

	Taiwan	4/1/2008	3/31/2018	9

		2/16/2008	2/15/2018	16, 35,42

		9/12008	8/31/2018	38, 41

		Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	12/16/2008	12/15/2018	9, 16, 35, 38, 41

	Taiwan	2/16/2010	2/15/2020	9, 16, 38, 41
		4/16/2010	4/15/2020	35
	Taiwan	4/16/2010	4/15/2020	35

		2/16/2010	2/15/2020	38

	Taiwan	2/1/2011	1/31/2021	9,16, 35, 38, 41

	Taiwan	9/16/2011	9/15/2021	9, 16, 35, 38, 41

	Taiwan	2/1/2013	1/31/2023	35

		Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	2013/8/1	2023/7/31	16

		11/16/2013	11/15/2023	35, 41

	Taiwan	8/16/2013	8/15/2023	35

	Taiwan	7/16/2014	7/15/2024	41

	The PRC	1/21/2010	1/20/2020	9
		2/21/2010	2/20/2020	16

		7/14/2010	7/13/2020	35,41, 42

		4/28/2010	4/27/2020	38

	The PRC	6/21/2010	6/20/2020	16

	The PRC	2/7/2012	2/6/2022	16

	The PRC	2010/5/21	2020/5/20	9
		6/21/2010	6/20/2020	16
		8/28/2010	8/27/2024	35, 41

		12/14/2013	12/13/2023	9
	The PRC	4/14/2012	12/13/2023	16
		5/7/2014	5/6/2024	35
		2/7/2014	2/6/2024	41

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our corporate headquarters are located at 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan, where we lease approximately 7,117.35 square feet of office space under a lease that expires April 14, 2017. Our monthly lease payment for this office space is approximately $7,336 (NT$231,000).

Our servers are primarily maintained in Taiwan. We believe the leased premise is sufficient to meet the immediate needs of our business.

Item 3.  Legal Proceedings.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights and other claims alleging defamation, invasion of privacy, or similar claims arising in connection with the news articles, pictures, and other contents published on the Company’s website.

Wang Matter

On April 4, 2010, Ms. Mei-hsin Wang filed a claim against NOWnews in the Taiwan Taipei District Court (the “Taipei District Court”) in connection to a news article NOWnews purchased from Eastern Television Co., Ltd. (“ETTV”). Ms. Wang claims that the news article published on NOWnews’ website contained a false statement that harms the reputation of Ms. Wang. Ms. Wang seeks approximately $66,378 (NT$2 million) in compensatory damages and newspaper apology from ETTV and NOWnews. On July 8, 2011, the Taipei District Court entered a judgment of first instance against ETTV and NOWnews in the amount of approximately $19,914 (NT$600,000).

On August 8, 2011, NOWnews appealed against the judgment of first instance to the Taiwan Superior Court (the “Superior Court”). On November 13, 2013, the Superior Court reversed the judgment of first instance and entered the judgment of second instance that NOWnews and ETTV shall pay the plaintiff approximately $9,957 (NT$300,000) and $9,957 (NT$300,000), respectively, and apologize on the newspapers specified.

In November, 2013, NOWnews filed a motion in the Supreme Court against the judgment of second instance. The Supreme Court denied the motion on December 19, 2013. NOWnews accrued contingent loss of approximately $9,957 (NT$300,000) for the year ended December 31, 2010. In addition, NOWnews accrued expenses related to the newspaper apology during the year ended December 31, 2013 in the amount of approximately $23,233 (NT$700,000).

Election Matter

On March 7, 2013, NOWnews received a letter from Taichung City Election Commission indicating the content of a news article published by NOWnews on January 17, 2013 appears to violate the Civil Servants Election And Recall Act of Taiwan On October 4, 2013, the Central Election Commission (the “CEC”) determined that NOWnews violated the Civil Servants Election And Recall Act and imposed a penalty of approximately $16,595 (NT$500,000) and $16,595 (NT$500,000) on NOWnews and Mr. Shu-sen Chang, NOWnews’ legal representative and Chairman, respectively.

On November 4, 2013, NOWnews filed an appeal in the Administrative Appeal Committee under the Executive Yuan of Taiwan government against the decision of CEC based on the Taiwan Administrative Appeal Act. The Administrative Appeal Committee denied NOWnews’ appeal on February 14, 2014. NOWnews accrued contingent loss of approximately $33,640 (NT$1,000,000) during the nine months ended September 30, 2013.

Election Matter (Yamedia)

The news article published on January 17, 2013, as described in Election Matter was published simultaneously by one of NOWnews’ customers, Yamedia Inc. (“Yamedia”) based on the sales agreement between Yamedia and NOWnews. According to the agreement, if the news content provided by NOWnews violates any regulations or infringes on any copyrights, NOWnews shall be responsible for any losses Yamedia may occur.

On October 8, 2013, the CEC determined that Yamedia violated the Civil Servants Election and Recall Act and imposed a penalty of approximately $16,820 (NT$500,000) and $16,820 (NT$500,000) on Yamedia and the legal representative of Yamedia, respectively. Based on the above terms in the sales agreement, NOWnews shall compensate the losses of approximately $33,640 (NT$1,000,000) for such penalty. NOWnews accrued contingent loss of approximately $33,640 (NT$1,000,000) during the nine months ended September 30, 2013.

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews and published on July 19, 2012 on the website of NOWnews and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $18,254 (NT$550,000) in compensatory damages from NOWnews, $58,081 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews and the Five Companies. Based on the agreements entered by NOWnews and the Five Companies, if any news content provided by NOWnews violates any regulations or infringes on any copyrights, NOWnews shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews outside of court. NOWnews agreed to pay the plaintiff $13,276 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews and the Five Companies. NOWnews has accrued $13,276 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the symbol “NDMT.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2014 and 2013. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
Year ended December 31, 2014
1st Quarter	$1.50	$1.50
2nd Quarter	$1.50	$1.50
3rd Quarter	$6.10	$1.50
4th Quarter	$6.30	$5.00

Year ended December 31, 2013
1st Quarter	$1.50	$1.50
2nd Quarter	$1.50	$1.50
3rd Quarter	$1.50	$1.50
4th Quarter	$1.50	$1.50

As of March 30, 2015, we had 22,412,000 shares of common stock outstanding and held of record by 485 stockholders. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners. On March 30, 2015, the closing price of our common stock on OTCQB was $5.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Our stock transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr., Henderson, NV 89014.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management Discussion and Analysis (“MD&A”) contains “forward-looking statements”, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements. These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved. You should not unduly rely on these forward-looking statements, which speak only as of the date of this MD&A. Except as may be required under applicable securities laws, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this MD&A or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe under “Risk Factors” in our reports filed with the Securities and Exchange Commission.  Actual results may differ materially from any forward looking statement.

Overview

We were incorporated as Forever Zen Ltd. on March 20, 2010 under the laws of the State of Nevada. On December 13, 2013, we changed our name to NOWnews Digital Media Technology Co Ltd. and planned to enter into the business of internet media and news content. Prior to the Share Exchange, we were a development stage company and had not yet realized any revenues from our planned operations.

As a result of the consummation of the Share Exchange on November 14, 2014, NOWnews became, indirectly through Worldwide and Sky Media, a majority-owned subsidiary of the Company and the business of NOWnews became the business of the Company. We are now, through NOWnews, engaged in creating, collecting and distributing news and information through our website http://www.nownews.com/ and our applications on mobile phones or tablets.

We generate revenue primarily from online advertising and marketing services and news content licensing. In addition, we historically had revenues from online product sales in the E-commerce business and editing services for customers. Since our editing service was not profitable, we ceased this service in December 2013. In addition, we also suspended our E-commerce business in April 2014 due to the continuous loss from this business.

Results of Operations for the Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013:

	For The Years Ended
	December 31,
	2014	2013	Change	%

Net revenue	$2,932,751	$3,225,163	(292,412)	-9
Cost of revenue	(1,819,883)	(2,786,702)	966,819	-35
Gross Profit	1,112,868	438,461	674,407	154

Selling expenses	(606,355)	(998,148)	391,793	-39
General and administrative expenses	(1,384,823)	(1,963,141)	578,318	-29
Total Operating Expense	(1,991,178)	(2,961,289)	970,111	-33

Operating loss	(878,310)	(2,522,828)	1,644,518	-65

Other income (expense)
Interest income	1,556	848	708	83
Interest expense	(25,103)	(25,267)	164	-1
Other income, net	2,664	7,930	(5,266)	-66
Total Other Expense	(20,883)	(16,489)	(4,394)	27

Loss from continuing operations before income taxes	(899,193)	(2,539,317)	1,640,124	-65
Income taxes	-	-	-	0
Loss from continuing operations	(899,193)	(2,539,317)	1,640,124	-65
Loss from discontinued operations, net of income taxes	(8,604)	(189,751)	181,147	-95

Net loss	(907,797)	(2,729,068)	1,821,271	-67

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	205,029	898,853	(693,824)	-77
Net loss from discontinued operations	5,481	120,871	(115,390)	-95
Total net loss attributable to noncontrolling interest	210,510	1,019,724	(809,214)	-79

Net loss attributable to NOWnews Digital Media Technology Co., Ltd.	(697,287)	(1,709,344)	1,012,057	-59

Net Revenue

Our net revenue for the year 2014 was $2.93 million, a decrease of $0.3 million or 9% from $3.23 million for the year 2013. The decrease was primarily due to the decrease in licensing revenue and E-commerce revenue, partially offset by the increase in advertisement revenue.

Advertising

Our advertising avenue was $2.36 million for the year ended December 31, 2014, an increase of $0.49 million, or 26%, from $1.87 million for the year ended December 31, 2013. The increase was because we focus on the more profitable internet advertising and marketing.

Licensing

Our revenue from content licensing was $0.30 million for the year ended December 31, 2014, a decrease of $0.27 million, or 47%, from $0.57 million for the year ended December 31, 2013. In 2014, we did not license as much content to Yahoo Taiwan, Inc., our top customers for the past two years (“Yahoo Taiwan”) during the year 2014 due to low gross profit margin. In addition, we terminated our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

E-Commerce

Our E-commerce revenue was $0.25 million for the year ended December 31, 2014, a decrease of $0.46 million, or 65%, from $0.71 million for the year ended December 31, 2013. The decrease was primarily attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. We are currently in the process of evaluating and adjusting this line of business.

Other

Other revenue includes revenue from film/video editing services and licensing copyrights to Chunghwa Wideband Best Network Co., Ltd. Other revenue was $0.02 million for the year ended December 31, 2014, a decrease of $0.06 million, or 75%, from $0.08 million for the year ended December 31, 2013. The decrease was primarily due to the termination of editing services and decrease in licensing copyrights charged to Chunghwa Wideband Best Network Co., Ltd.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $1.82 million for the year ended December 31, 2014, compared to $2.79 million for the year ended December 31, 2013, a decrease of $0.97 million, or 35%. The decrease was mainly due to a decrease of $0.48 million in cost of goods sold in E-commerce, a decrease in labor costs of $0.42 million due to the decrease in the number of employees in the year 2014 as a result of our efforts to reduce our operating costs and expenses.

Gross Profit

Gross profit increased approximately $0.67 million, an increase of 154% as compared to last year due to the substantial decrease in cost of revenue. Gross margin was 38% for the year ended December 31, 2014 as compared to 14% for the prior year.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.39 million or 39% from $1.0 million for the year ended December 31, 2013 to $0.61 million for the year ended December 31, 2014. The decrease in selling expenses was primarily due to the decrease in advertisement expenses related to E-commerce and the decrease in labor costs due to decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, loss on film costs, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.58 million or 29% from $1.96 million for the year ended December 31, 2013 to $1.38 million for the year ended December 31, 2014.  The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the year ended December 31, 2014 was $25,103 compared to $25,267 for the year ended December 31, 2013, a decrease of $164, or 1%.  The decrease in interest expense was primarily due to reduced bank loans incurred for the year ended December 31, 2014 as compared with the year ended December 31, 2013.  The loans were used for working capital and capital expenditures.

Net Loss

As a result of the above factors, we have net loss of approximately $0.70 million for the year ended December 31, 2014 as compared to net loss of approximately $1.71 million for the year ended December 31, 2013, representing a decrease of loss of approximately $1.01 million or approximately 59%.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Net cash used in operating activities of continuing operations	(1,383,018)	(1,475,963)
Net cash used in investing activities of continuing operations	(166)	(186,276)
Net cash provided by financing activities of continuing operations	1,136,537	1,922,301
Net cash (used in) provided by discontinued operations	(2,263)	6,699
Effect of exchange rate change on cash and cash equivalents	(8,012)	(1,425)
Net (decrease) increase in cash and cash equivalents	(256,922)	265,336

Net cash used in operating activities of continuing operations was approximately $1.38 million for the year ended December 31, 2014, compared to net cash provided by operating activities of approximately $1.48 million for the year ended December 31, 2013.  The decrease of $0.09 million was primarily due to the decrease in net loss.

Net cash used in investing activities of continuing operations was $166 for the year ended December 31, 2014, compared to approximately $186,276 for the year ended December 31, 2013.  The cash used in investing activities for 2013 was mainly for capital contribution to the establishment of Nownews International in August 2013 and the purchase of fixed and intangible assets in 2013.

Net cash provided by financing activities of continuing operations amounted to approximately $1.14 million for the year ended December 31, 2014, compared to approximately $1.92 million for the year ended December 31, 2013, representing a decrease of approximately $0.79 million.  The decrease in net cash provided by financing activities was mainly due to decrease of $0.32 million in net proceeds from loans from related parties and decrease of $0.40 million in net proceeds from capital contributions.

There was no significant impact on our operations as a result of inflation for the years ended December 31, 2014 and 2013.

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Critical Accounting Policies

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since Worldwide and NOWnews were entities under common control prior to the restructuring transaction, Worldwide has recast prior period financial statements to reflect the conveyance of NOWnews to Sky Media as if the restructuring transaction had occurred as of January 1, 2013. All significant intercompany transactions and account balances have been eliminated.

The functional currency of NOWnews and NOWnews International is the New Taiwan dollars, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

Use of estimates and assumptions:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 and 2013, the Company has uninsured deposits in banks of approximately $0 and $222,553, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2014 and 2013, the Company assessed the allowance for doubtful accounts of $34,232 and $36,003, respectively.

Film costs:

In accordance with ASC 926, “Entertainment –Films” (“ASC 926”), Film Entertainment costs include capitalizable production costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. These costs, as well as participations and talent residuals, are recognized as operating expenses based on the ratio that gross revenues of the current period bear to management’s estimate of total ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company's assumptions about how market participants would price the asset at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off.

As of December 31, 2013, the Company has incurred accumulated costs of film production in the amount of $134,321. The film has been completed but not released as of December 31, 2014. Because estimates of total revenues indicate that the film produced by the Company has a fair value that is less than its unamortized costs, management has assessed and recognized a loss on film costs of $134,321 during the year ended December 31, 2013. There was no additional film costs incurred as of and for the year ended December 31, 2014.

Property and equipment:

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 years

Computer Equipment	3 to 5 years

Office Equipment and Furniture	3 to 5 years

Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

Long-lived assets:

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2014 and 2013, respectively.

Revenue recognition:

Product and service revenue is recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue. The Company recognizes revenue for product sales upon transfer of title to the customer.  The Company recognizes revenue for services upon performance of the service.  Customer purchase orders and/or contracts will generally be used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, will be used to verify product delivery or that services have been rendered.  The Company will assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Post-retirement and post-employment benefits:

NOWnews adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $82,900 and $128,492 for the years ended December 31, 2014 and 2013, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Foreign currency translation:

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains the books and records in its functional currency, being the primary currency of the economic environment in which its operations are conducted. For reporting purpose, the Company translates the assets and liabilities to U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company and its subsidiaries in Taiwan is New Taiwan Dollars.

Statement of cash flows:

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies, and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2014 and 2013.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2014 and 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2014 and 2013, no options or warrants were issued or outstanding.

Discontinued operations:

Results of the Company’s discontinued entity have been presented in discontinued operations in the financial statements. See Note 1 and Note 13 for additional information.

Reclassifications:

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. . The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent accounting pronouncements:

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt. When substantial doubt is raised but is alleviated by management’s plans, the entity should disclose following information: (a) Principal conditions or events that raised substantial doubt (before consideration of management’s plans); (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that alleviated the substantial doubt.

When substantial doubt is raised but is not alleviated by management’s plans,, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in progress of evaluating future impact of adopting this standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier. The Company has begun evaluating future impact of adopting this standard on the Company’s consolidated financial position and operating results.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this Update require a public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update require all other entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update expand the disclosures about an entity’s significant continuing involvement with a discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported (or statement of activities for a not-for-profit entity). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2014, the FASB issued ASU 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NOWnews Digital Media Technology Co. Ltd.

We have audited the accompanying consolidated balance sheets of NOWnews Digital Media Technology Co. Ltd. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOWnews Digital Media Technology Co. Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Diamond Bar, California

March 31, 2015

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current Assets
Cash and cash equivalents	$70,076	$324,735
Accounts receivable, net	538,511	511,484
Due from related parties	171,901	250,939
Security deposits	33,089	3,017
Other current assets	9,250	8,531
Current assets of discontinued operations	69,216	90,298
Total Current Assets	892,043	1,189,004

Furniture, fixture, and equipment, net	55,194	136,578
Security deposits	-	30,587
Intangible assets, net	29,040	49,255
Total Assets	$976,277	$1,405,424

Liabilities and Equity

Current Liabilities
Long-term debt, current	$488,048	$515,763
Accounts payable	96,354	478,805
Advance from customers	1,418	79,328
Accrued expenses	560,705	645,149
Due to related parties	1,072,495	14,510
Other current liabilities	12,903	5,988
Current liabilities of discontinued operations	79,098	92,028
Total Current Liabilities	2,311,021	1,831,571

Long-term debt	321,295	390,780
Total Liabilities	2,632,316	2,222,351

Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 22,412,000 and 2,412,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	22,412	2,412
Additional paid-in capital	2,793,855	1,291,467
Subscriptions received in advance	-	1,522,388
Accumulated deficit	(3,922,379)	(3,225,091)
Accumulated other comprehensive loss	(56,180)	(101,233)
Total Stockholders' deficit	(1,162,292)	(510,057)
Noncontrolling Interests	(493,747)	(306,870)
Total Deficit	(1,656,039)	(816,927)

Total Liabilities and Equity	$976,277	$1,405,424

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2014	2013

Net revenue	$2,932,751	$3,225,163
Cost of revenue	(1,819,883)	(2,786,702)
Gross profit	1,112,868	438,461

Selling expenses	(606,355)	(998,148)
General and administrative expenses	(1,384,823)	(1,963,141)
Total operating expense	(1,991,178)	(2,961,289)

Operating loss	(878,310)	(2,522,828)

Other income (expense)
Interest income	1,556	848
Interest expense	(25,103)	(25,267)
Other income, net	2,664	7,930
Total other expense	(20,883)	(16,489)

Loss from continuing operations before income taxes	(899,193)	(2,539,317)
Income taxes	-	-
Loss from continuing operations	(899,193)	(2,539,317)
Loss from discontinued operations, net of income taxes	(8,604)	(189,751)

Net loss	(907,797)	(2,729,068)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	205,029	898,853
Net loss from discontinued operations	5,481	120,871
Total net loss attributable to noncontrolling interest	210,510	1,019,724

Net loss attributable to NOWnews Digital Media Technology Co. Ltd.	(697,287)	(1,709,344)

Foreign currency translation gain (loss)	68,686	(3,776)
Comprehensive loss	(628,601)	(1,713,120)
Other comprehensive loss attributable to noncontrolling interests	(23,633)	(608)
Comprehensive loss attributable to NOWnews Digital Media Technology Co. Ltd.	$(652,234)	$(1,713,728)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(694,164)	$(1,640,464)
Net loss from discontinued operations, net of income taxes	(3,123)	(68,880)
Net loss attributable to common stockholders	$(697,287)	$(1,709,344)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.15)	$(0.68)
Loss from discontinued operations	(0.00)	(0.03)
Net loss attributable to common stockholders	$(0.15)	$(0.71)

Weighted average shares outstanding, basic and diluted	4,676,756	2,412,000

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
			Additional	Subscriptions		Other		Total
	Common Stock		Paid-in	Received	Accumulated	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	In Advance	Deficit	Loss	interest	Equity

Balance at December 31, 2012	2,412,000	2,412	1,797,003	-	$(2,066,623)	$(146,741)	$-	$(413,949)
Debt conversion to paid-in capital	-	-	1,884,739	-	-	-	-	1,884,739
Capital contributions	-	-	408,580	-	-	-	-	408,580
Effect of restructuring	-	-	(2,913,918)	-	702,652	49,892	636,819	(1,524,555)
Subscriptions received in advance	-	-	-	1,522,388	-	-	-	1,522,388
Effect of restructuring due to convergence of shell company	-	-	115,063	-	(151,777)	-	-	(36,714)
Subsidiary equity interest acquired by noncontrolling interest	-	-	-	-	-	-	75,427	75,427
Foreign currency translation	-	-	-	-	-	(4,384)	608	(3,776)
Net loss for the period ended December 31, 2013	-	-	-	-	(1,709,344)	-	(1,019,724)	(2,729,068)
Balance at December 31, 2013	2,412,000	2,412	1,291,467	1,522,388	$(3,225,092)	$(101,233)	$(306,870)	$(816,928)
Issuance of shares due to share exchange	20,000,000	20,000	1,502,388	(1,522,388)	-	-	-	-
Foreign currency translation	-	-	-	-	-	45,053	23,633	68,686
Net loss for the period ended December 31, 2014	-	-	-	-	(697,287)	-	(210,510)	(907,797)
Balance at December 31, 2014	22,412,000	$22,412	$2,793,855	$-	$(3,922,379)	$(56,180)	$(493,747)	$(1,656,039)

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(907,797)	$(2,729,068)
Loss from discontinued operations	8,604	189,751
Depreciation	72,048	115,601
Amortization	18,371	70,923
Loss on film costs	-	134,321
Loss from disposal of equipment	3,201	-
Loss from lawsuit settlement	16,502	92,824
Bad debt expense	-	8,314
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts receivable	(58,067)	(34,333)
(Increase) decrease in related-parties trade receivable	(24,611)	173,335
Increase in security deposits	(1,426)	(472)
(Increase) decrease in other current assets	(950)	6,037
Increase in film costs	-	(43,341)
Decrease in other assets	-	741
(Decrease) increase in accounts payable	(370,900)	369,177
(Decrease) increase in advance from customers	(76,621)	79,729
(Decrease) increase in accrued expenses	(69,464)	93,850
Increase (decrease) in other current liabilities	8,092	(3,352)
Net cash used in continuing activities	(1,383,018)	(1,475,963)
Net cash used in discontinued operations	(33,453)	(233,091)
Net cash used in operating activities	(1,416,471)	(1,709,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(54,597)
Purchase of intangible assets	(166)	(39,024)
Acquisition of subsidiary equity interest	-	(92,655)
Net cash used in continuing activities	(166)	(186,276)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(166)	(186,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term loan	-	(336,928)
Repayments of current portion of long-term loan	(48,416)	(48,207)
Proceeds from long-term loans	-	345,520
Cash released from commercial line of credit	-	50,640
Net proceeds from loans from related parties	1,184,953	1,506,963
Proceeds from subscriptions received in advance	-	1,522,388
Return of capital as an effect of restructuring	-	(1,522,388)
Net proceeds from capital contributions	-	404,313
Net cash provided by continuing activities	1,136,537	1,922,301
Net cash provided by discontinued operations	31,190	239,790
Net cash provided by financing activities	1,167,727	2,162,091

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(8,012)	(1,425)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(256,922)	265,336
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(2,263)	6,699
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(254,659)	258,637

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	324,735	66,098
CASH & CASH EQUIVALENTS, ENDING BALANCE	$70,076	$324,735

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$26,156	$24,192
NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt conversion to paid-in capital	$-	$1,884,739

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

NOWnews Digital Media Technology Co Ltd. (Formerly Forever Zen Ltd.) (“NOWnews” or “the Company”) was incorporated in Nevada on March 30, 2010. On November 11, 2013, Pioneer Media Investments Co., Ltd. purchased 1,500,000 shares of the Company’s common stock for $135,000 in cash from two of the Company’s shareholders.  Those 1,500,000 shares of common stock represented 62% of the Company’s issued and outstanding common stock immediately following the sale.  As a result of the transaction, a change in control of the Company occurred and in connection therewith. Mr. Alan Chen was elected as the Company’s president and sole director. Pioneer Media Investments Co., Ltd. is beneficially owned and controlled by Alan Chen.

Worldwide Media Investments Corp. (“Worldwide”) was incorporated in Anguilla on June 4, 2013 under the Anguilla International Business Companies Act, 2000. Worldwide is a holding company and has not carried out substantive business operations of its own. Mr. Alan Chen is the sole director and controlling beneficiary shareholder of Worldwide.

NOWnews Network Co., Ltd, (“NOWnews Network”) was incorporated in Taipei City, Taiwan on June 8, 2006. NOWnews Network is a media company with operations in Taiwan. NOWnews Network operates a news website and generates revenue from fees paid by advertisers in connection with the display of graphical and non-graphical advertisements. In addition, NOWnews Network provides editing services of news articles, pictures, and videos, and sells the broadcasting rights of its news articles, pictures, and videos. Mr. Alan Chen is a director and former Chairman of NOWnews Network.

In August 2013, NOWnews Network established NOWnews International Marketing Co., Ltd (“NOWnews International”) as a 55% owned subsidiary. Mr. Shu-sen Chang, the former Chairman and current director of NOWnews Network, and one other shareholder, own 10% and 35% of NOWnews International, respectively. The primary business of NOWnews International is to sell advertisement spaces in its own newspapers.

On December 27, 2013, the Board of Directors of NOWnews Network approved the termination of operations of NOWnews International. The results of NOWnews International have been presented as discontinued operations in the consolidated statements of income and comprehensive income. NOWnews Network has reclassified the assets and liabilities of the discontinued entity in the accompanied consolidated financial statements.

During September through December 2013, Sky Media Investments, Co., Ltd. (“Sky Media”), a company incorporated in Anguilla and a wholly-owned subsidiary of the Company, acquired 7,999,945 common shares (or 66.3%) of NOWnews Network from Mr. Alan Chen for $1,522,388 (or NT$45 million). Mr. Alan Chen owned 10,169,945 shares (or 84.3%) of common stock of NOWnews Network prior to the above transaction (the “Restructuring Transaction”).

On November 14, 2014, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide, the shareholders of Worldwide, and NOWnews Network. Pursuant to the Share Exchange Agreement, (i) the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Immediately following the closing of the Share Exchange, we had a total of 22,412,000 issued and outstanding shares of common stock, of which 6,262,400 shares were beneficially held by Alan Chen. As a result of the Share Exchange, Worldwide and Sky Media become the Company’s wholly owned subsidiary and NOWnews Network is now Company’s majority owned subsidiary in which Company indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, Company’s assumed the business of NOWnews Network and ceased to be a shell company.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $3,922,379 and $3,225,091, and stockholders’ deficits of $1,162,292 and $510,057 as of December 31, 2014 and 2013, respectively. The net losses attributable to common stockholders of $697,287 and $1,709,344 for the years ended December 31, 2014 and 2013, respectively. In addition, current liabilities exceed current assets by $1,418,978 and $642,567 as of December 31, 2014 and 2013, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the Company’s services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since Worldwide and NOWnews Network were entities under common control prior to the restructuring transaction, Worldwide has recast prior period financial statements to reflect the conveyance of NOWnews Network to Sky Media as if the restructuring transaction had occurred as of January 1, 2013. All significant intercompany transactions and account balances have been eliminated.

The functional currency of NOWnews Network and NOWnews International is the New Taiwan dollars, however the accompanying unaudited consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying unaudited consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

Use of estimates and assumptions:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 and 2013, the Company has uninsured deposits in banks of approximately $0 and $222,553, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2014 and 2013, the Company assessed the allowance for doubtful accounts of $34,232 and $36,003, respectively.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Film costs:

In accordance with ASC 926, “Entertainment –Films” (“ASC 926”), Film Entertainment costs include capitalizable production costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. These costs, as well as participations and talent residuals, are recognized as operating expenses based on the ratio that gross revenues of the current period bear to management’s estimate of total ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company's assumptions about how market participants would price the asset at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off.

As of December 31, 2013, the Company has incurred accumulated costs of film production in the amount of $134,321. The film has been completed but not released as of December 31, 2014. Because estimates of total revenues indicate that the film produced by the Company has a fair value that is less than its unamortized costs, management has assessed and recognized a loss on film costs of $134,321 during the year ended December 31, 2013. There was no additional film costs incurred as of and for the year ended December 31, 2014.

Property and equipment:

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 years
Computer Equipment	3 to 5 years
Office Equipment and Furniture	3 to 5 years
Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

Long-lived assets:

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2014 and 2013, respectively.

Revenue recognition:

Product and service revenue is recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue. The Company recognizes revenue for product sales upon transfer of title to the customer.  The Company recognizes revenue for services upon performance of the service.  Customer purchase orders and/or contracts will generally be used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, will be used to verify product delivery or that services have been rendered.  The Company will assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $82,900 and $128,492 for the years ended December 31, 2014 and 2013, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Foreign currency translation:

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company maintains the books and records in its functional currency, being the primary currency of the economic environment in which its operations are conducted. For reporting purpose, the Company translates the assets and liabilities to U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company and its subsidiaries in Taiwan is New Taiwan Dollars.

Statement of cash flows:

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies, and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2014 and 2013.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2014 and 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2014 and 2013, no options or warrants were issued or outstanding.

Discontinued operations

Results of the Company’s discontinued entity have been presented in discontinued operations in the financial statements. See Note 1 and Note 13 for additional information.

Reclassifications:

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. . The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent accounting pronouncements:

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt. When substantial doubt is raised but is alleviated by management’s plans, the entity should disclose following information: (a) Principal conditions or events that raised substantial doubt (before consideration of management’s plans); (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that alleviated the substantial doubt.

When substantial doubt is raised but is not alleviated by management’s plans,, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in progress of evaluating future impact of adopting this standard.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier. The Company has begun evaluating future impact of adopting this standard on the Company’s consolidated financial position and operating results.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this Update require a public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update require all other entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update expand the disclosures about an entity’s significant continuing involvement with a discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported (or statement of activities for a not-for-profit entity). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2014, the FASB issued ASU 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2014	2013
Accounts receivable	$572,743	$547,487
Less: Allowance for doubtful accounts	(34,232)	(36,003)
Accounts receivable, net	$538,511	$511,484

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2014	2013
Office equipment and furniture	$353,692	$374,680
Electronic equipment	141,345	149,732
Leasehold improvement	107,622	114,008
Computer equipment	71,230	81,368
	673,889	719,788
Less: Accumulated depreciation	(618,695)	(583,210)
	$55,194	$136,578

Depreciation expense for the years ended December 31, 2014 and 2013 was $72,048 and $115,601, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,	December 31,
	2014	2013
Copyrights	$895,092	$948,203
Software	25,691	27,215
Trademark	6,646	7,041
Patent	159	-
	927,588	982,459
Accumulated amortization	(898,548)	(933,204)
Intangible assets, net	$29,040	$49,255

Intangible assets amounted to $29,040 and $49,255 as of December 31, 2014 and 2013, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2014, with the total purchase amount of NT$28,284,903 (approximately $895,092). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 2 to 10 years. Amortization expense related to copyrights was $9,697 and $69,831 for the years ended December 31, 2014 and 2013, respectively.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013, total amortization expense amounted to $18,371 and $70,923, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,	Amount
2015	$13,342
2016	9,590
2017	5,725
2018	383
$29,040

NOTE 7: BANK LOANS

Long-term debt

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013
Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.75% per annum, the term started April 9, 2013 with the maturity date October 9, 2014, secured by a property owned by a Director of NOWnews Network (former Chairman) and his wife (currently the Director of Supervisory Committee of NOWnews Network), as well as their personal guarantees (see Note 14).	$440,452	$466,586

Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.5% per annum, the term started February 8, 2012 with the maturity date February 8, 2019, secured by a property owned by a Director of NOWnews Network (former Chairman) and his wife (currently the Director of Supervisory Committee of NOWnews Network), as well as their personal guarantees (see Note 14).	368,891	439,957
	809,343	906,543
Current portion	(488,048)	(515,763)
Total	$321,295	$390,780

Both loans have been repaid in full amount by Ms. Chiu-li Tu, the Director of Supervisory Committee of NOWnews Network, in February, 2015.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense resulted from bank loans for the years ended December 31, 2014 and 2013 amounted to $25,039 and $21,778, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2014	2013
Accrued payroll	$112,315	$236,553
Accrued employee benefits and pension expenses	110,305	88,813
Accrued professional fees	108,705	68,419
Accrued bonus	78,041	66,037
Accrued office rent and management fees	48,899	14,630
Accrued taxes	21,337	10,085
Accrued legal settlement	17,089	105,715
Other	64,014	54,897
Total	$560,705	$645,149

NOTE 9: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the years ended December 31, 2014 and 2013. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,961 (NT$120,000). No income tax liabilities existed as of December 31, 2014 and 2013 due to the Company’s continuing operating losses.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for income tax consists of the following:

	For the Years Ended December 31,
	2014	2013
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(104,605)	-
Valuation allowance	104,605	-
Net changes in deferred income tax under non-current portion	-	-

Taiwan
Current portion
Temporary difference from revenue	-	(10,360)
Temporary difference from G&A expenses	-	(30,336)
Temporary difference from interest expenses	-	(182)
Temporary difference from other income	-	(1,851)
Valuation allowance	-	42,729
Net changes in deferred income tax under current portion	-	-

Noncurrent portion
NOL carryforwards	(133,908)	(378,672)
Valuation allowance	133,908	378,672
Net changes in deferred income tax under non-current portion	-	-

Total provision for income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2014	2013

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0%)	(18.0%)
Net permanent and temporary differences	(1.3%)	(2.6%)
Changes in valuation allowance	(15.7%)	(14.4%)
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,123,347	$1,860,524
Net differences in accounting for revenue and expenses	-	141,697
Total deferred tax assets	2,123,347	2,002,221
Less: Valuation allowance	(2,123,347)	(2,002,221)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2014 and 2013, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: STOCKHOLDERS’ EQUITY

As of December 31, 2014 the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

On June 4, 2013, Worldwide issued 17,000,000 common shares to Mr. Alan Chen as founder’s shares for no consideration exchanged. As a result, a discount on capital of $17,000,000 was recorded. On the same date, Mr. Chen conveyed 1,000,000 shares, 8,548,000 shares, 3,816,000 shares, and 3,636,000 shares to Legend Media Investments Co., Ltd., Pioneer Media Investments Co., Ltd., Intelligent Media Investments Co., Ltd., and Core Winner Investment Limited, respectively (collectively, the “Recipients”). All of the recipients are entities under Mr. Chen’s common control. During the year 2014, Mr. Chen transferred 2,847,725, 410,000, and 11,687,600 shares to Ms. Chiu-li Tu, the Company’s employees, and other non-related parties, respectively. Mr. Chen and Ms. Tu are husband and wife (see Note 14). Prior to November 14, 2014, Mr. Chen holds 2,054,675 shares of Worldwide.

On September 16, 2013, Worldwide entered into a written Definitive Agreement with GIA Investments Corp. (“GIA”), an unrelated party (the “Definitive Agreement”). Pursuant to the provisions of the Definitive Agreement, Worldwide would acquire NOWnews Network pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews Network for a period of approximately 8 months. Additionally, Worldwide desires to be acquired by an unidentified company (defined in the Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB. As specified in the Definitive Agreement, GIA intends to acquire 15% of the issued and outstanding shares of Company A’s common stock for $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

Pursuant to the Definitive Agreement, during September through December 2013, GIA funded an aggregate of $1,522,388 to Worldwide, which was recorded as “Subscriptions received in advance” on Worldwide’s consolidated balance sheet as of December 31, 2013. On May 23, 2014, Worldwide issued 3,000,000 common shares to GIA for the proceeds received.

During September through December 2013, Sky Media, the wholly-owned subsidiary of Worldwide, acquired 7,999,945 common shares (or 66.3%) of NOWnews Network from Mr. Alan Chen for $1,522,388 (or NT$45 million). Mr. Alan Chen owned 10,169,945 shares (or 84.3%) of common stock of NOWnews Network prior to the above transaction. Since Worldwide and NOWnews Network were both entities under Mr. Chen’s common control prior to the transaction, it was deemed a restructuring transaction (the “Restructuring Transaction”) and the $1,522,388 disbursed from Sky Media to Mr. Chen was recorded as a return of capital.

Pursuant to the Share Exchange Agreement entered on November 14, 2014 (see Note 1), the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Immediately following the closing of the Share Exchange, the Company had a total of 22,412,000 issued and outstanding shares of common stock.

On March 29, 2013, NOWnews Network’s Board of Directors approved the issuance of its common stock in the amount of $907,552 (NT$26,800,000), or 2,680,000 shares, effective May 3, 2013. On May 3, 2013, NOWnews Network’s Board of Directors approved the aforementioned 2,680,000 shares to be issued to Mr. Alan Chen and Ms. Chiu-li Tu through debt conversion in the amount of $453,776 (NT$13,400,000, or 1,340,000 shares) and $453,776 (NT$13,400,000, or 1,340,000 shares), respectively, all valued at NT$10 per share. NOWnews Network filed the above changes of registered capital (File No. 10284576910) with the Taipei City Government on June 10, 2013.

On October 1, 2013, NOWnews Network’s Board of Directors approved the issuance of common stocks in the amount of $1,385,768 (NT$40,700,000, or 4,070,000 shares), effective November 4, 2013. On November 4, 2013, NOWnews Network issued 1,200,000 shares to Mr. Alan Chen for cash in the amount of $408,580 (NT$12,000,000), or NT$10 per share. On November 4, 2013, NOWnews Network’s Board of Directors approved the debt conversion to equity of 2,870,000 common shares in the amount of $977,188 (NT$28,700,000, or NT$10 per share), which includes $330,269 (NT$9,700,000, or 970,000 shares) and $646,919 (NT$19,000,000, or 1,900,000) shares to Mr. Alan Chen and Ms. Chiu-li Tu, respectively, all valued at NT$10 per share. NOWnews Network filed the above changes of registered capital (File No. 10289599610) with the Taipei City Government on November 25, 2013.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: NON-CONTROLLING INTEREST

In August 2013, NOWnews Network established NOWnews International as a 55% owned subsidiary. Mr. Shu-sen Chang, the former Chairman and current director of NOWnews Network, and one other shareholder, owns 10% and 35% of NOWnews International, respectively.

During September through December 2013, Sky Media acquired 66.3% of NOWnews Network from Mr. Alan Chen. Mr. Chen owned 84.3% of common stock of NOWnews Network prior to the Restructuring Transaction.

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2014	2013
Beginning balance	$(306,870)	$-
Effect of restructuring	-	636,819
Subsidiary interest acquired by non-controlling interest	-	75,427
Net loss attributed to non-controlling interest	(210,510)	(1,019,724)
Other comprehensive income attributable to non-controlling interest	23,633	608
Ending balance	$(493,747)	$(306,870)

NOTE 12: COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2018.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

As of December 31,	Amount
2015	$137,298
2016	90,513
2017	24,456
2018	741
Total minimum payments	$253,008

The Company incurred rent expenses of $240,914 and $321,604 for the years ended December 31, 2014 and 2013, respectively.

(2) Litigation

Defamation and General Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights and other claims alleging defamation, invasion of privacy, or similar claims arising in connection with the news articles, pictures, and other contents published on the Company’s website.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wang Matter

On April 4, 2010, Ms. Mei-hsin Wang filed a claim against NOWnews Network in the Taiwan Taipei District Court (the “Taipei District Court”) in connection to a news article NOWnews Network purchased from Eastern Television Co., Ltd. (“ETTV”). Ms. Wang claims that the news article published on NOWnews Network’s website contained a false statement that harms the reputation of Ms. Wang. Ms. Wang seeks approximately $66,378 (NT$2 million) in compensatory damages and newspaper apology from ETTV and NOWnews Network. On July 8, 2011, the Taipei District Court entered a judgment of first instance against ETTV and NOWnews Network in the amount of approximately $19,914 (NT$600,000).

On August 8, 2011, NOWnews Network appealed against the judgment of first instance to the Taiwan Superior Court (the “Superior Court”). On November 13, 2013, the Superior Court reversed the judgment of first instance and entered the judgment of second instance that NOWnews Network and ETTV shall pay the plaintiff approximately $9,957 (NT$300,000) and $9,957 (NT$300,000), respectively, and apologize on the newspapers specified.

In November, 2013, NOWnews Network filed a motion in the Supreme Court against the judgment of second instance. The Supreme Court denied the motion on December 19, 2013. NOWnews Network accrued contingent loss of approximately $9,957 (NT$300,000) for the year ended December 31, 2010. In addition, NOWnews Network accrued expenses related to the newspaper apology during the year ended December 31, 2013 in the amount of approximately $23,233 (NT$700,000).

Election Matter

On March 7, 2013, NOWnews Network received a letter from Taichung City Election Commission indicating the content of a news article published by NOWnews Network on January 17, 2013 appears to violate the Civil Servants Election And Recall Act of Taiwan On October 4, 2013, the Central Election Commission (the “CEC”) determined that NOWnews Network violated the Civil Servants Election And Recall Act and imposed a penalty of approximately $16,595 (NT$500,000) and $16,595 (NT$500,000) on NOWnews Network and Mr. Shu-sen Chang, NOWnews Network’s legal representative and Chairman, respectively.

On November 4, 2013, NOWnews Network filed an appeal in the Administrative Appeal Committee under the Executive Yuan of Taiwan government against the decision of CEC based on the Taiwan Administrative Appeal Act. The Administrative Appeal Committee denied NOWnews Network’s appeal on February 14, 2014. NOWnews Network accrued contingent loss of approximately $33,640 (NT$1,000,000) during the nine months ended September 30, 2013.

Election Matter (Yamedia)

The news article published on January 17, 2013, as described in Election Matter was published simultaneously by one of NOWnews Network’s customers, Yamedia Inc. (“Yamedia”) based on the sales agreement between Yamedia and NOWnews Network. According to the agreement, if the news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses Yamedia may occur.

On October 8, 2013, the CEC determined that Yamedia violated the Civil Servants Election And Recall Act and imposed a penalty of approximately $16,820 (NT$500,000) and $16,820 (NT$500,000) on Yamedia and the legal representative of Yamedia, respectively. Based on the above terms in the sales agreement, NOWnews Network shall compensate the losses of approximately $33,640 (NT$1,000,000) for such penalty. NOWnews Network accrued contingent loss of approximately $33,640 (NT$1,000,000) during the nine months ended September 30, 2013.

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $18,254 (NT$550,000) in compensatory damages from NOWnews Network, $58,081 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $13,276 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $13,276 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014.

NOTE 13: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. Operating results for the discontinued business are presented in the following tables:

For The Year Ended
December 31, 2014
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	(8,604)
Loss before income taxes	(8,604)
Income taxes	-
Net loss	$(8,604)

Net assets of discontinued operations as of December 31, 2014 were as follows:

As of December 31, 2014
Cash & cash equivalents	$4,123
Accounts receivable, net	237
Advance to suppliers	53,864
Other current assets	10,992
Current assets	$69,216
Accounts payable	166
Accrued expenses	394
Due to related parties	78,538
Current liabilities	$79,098

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investment Co., Ltd	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of NOWnews International (see Note 1)
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd	Mr. Yih-Jong Shy is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and the former Chairman of NOWnews Network.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen. Current Director of Supervisory Committee of NOWnews Network
Mr. Yih-Jong Shy	Director and CEO of the Company

Transactions

	For the Years Ended December 31,
	2014	2013
Sales to Jin Hao Kang Marketing Co., Ltd	$66,008	$-
Sales to Mega Media Investment Co., Ltd	33,004	-
Sales to Chunghwa Wideband Best Network Co., Ltd.	20,123	150,732
Sales to Chunghwa United International Development Co., Ltd.	2,906	-
Total	$122,041	$150,732

The primary services provided by NOWnews Network to those related parties were advertisement space on NOWnews Network’s website and broadcasting right of the films and news articles owned by NOWnews Network.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due from related parties

	December 31,	December 31,
	2014	2013
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$77,532	$2,213
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	42,855	144,213
Trade receivable from Mega Media Investment Co., Ltd	38,509	-
Trade receivable from Youchu International Digital Technology Co., Ltd.	6,329	6,704
Trade receivable from Chunghwa United International Development Co., Ltd.	2,926	-
Trade receivable from Chunghwa United Co., Ltd.	2,089	2,213
Trade receivable from Wowtoday Co., Ltd.	1,661	-
Due from Ms. Chiu-li Tu	-	85,824
Due from Mr. Alan Chen	-	9,772
Total	$171,901	$250,939

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to related parties

	December 31,	December 31,
	2014	2013
Due to Mr. Alan Chen	$649,377	$8,000
Due to Ms. Chiu-li Tu	212,185	-
Due to Hwalian International Business Co., Ltd.	178,339	5,707
Due to Jingu Telecom Co., Ltd	32,595	-
Due to Chunghwa United International Development Co., Ltd.	-	803
	$1,072,495	$14,510

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014 and 2013, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews Network. In addition, the property collateralized for the long-term loans is owned by Mr. Chen and Ms. Tu (see Note 7).

NOTE 15: SUBSEQUENT EVENT

Management has evaluated subsequent events through March 31, 2015, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2014 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yih-Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2014. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Yih-Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors as of the date of this Annual Report.

Name	Age	Position	Appointment Date
Alan Chen	61	Chairman	November 11, 2013
En Ming Tseng	59	Director	November 14, 2014
Yih-Jong Shy	59	Chief Executive Officer and director	November 14, 2014
Tsung-Chien Chiang	55	Chief Financial Officer	November 14, 2014
Yi Jen Lan	45	Chief Investor Relation Officer	November 14, 2014
Shang-Hong Lin	41	Director	November 14, 2014
Ching-Fen Huang	44	Director	January 31, 2014

Alan Chen. For the past decade, Mr. Chen has been the chairman of the Chunghwa United Holdings Group, a consortium of multimedia companies actively involved in cable television, “5TV”, “NowNews”, “Airnet” and other global media ventures. We believe his experience qualifies him to serve as our officer and director.

En Ming Tseng. Mr. Tseng was appointed a director on November 14, 2014. He has been serving as Chairman of St John’s University since December 2009 and Chairman of Digivast Co, Ltd., a mobile application company, since January 2012. Prior to that, he served on the board of directors of Heima Vista Co. Ltd., an internet application solutions company from August 2004 through July 2014. He also served on the board of directors of St John’s University from September 2010 through May 2013. From July 2011 to December 2013, Mr. Tseng was a managing consultant at Jucheng Group, a training and consulting company. Mr. Tseng holds a bachelor’s degree in shipping and transportation management from National Taiwan Ocean University, an MBA from Bloomsburg University of Pennsylvania and a PhD in industrial training from University of Northern Iowa. We believe Mr. Tseng bring to the Board extensive industry experience and in-depth knowledge of internet and mobile application business.

Yih-Jong Shy. Mr. Shy was appointed Chief Executive Officer and a director on November 14, 2014. He has been the chief executive officer of Chunghwa United Group since 2008. Prior to that, he spent eight years at Fareastone Telecommunication serving as an executive vice president, primarily in charge of network operation and new business development. In addition, he also acted as the president of KGEX Co., Ltd. and Fareastron Co., Ltd., both of which are subsidiaries of Fareastone Telecommunication from 2005 to 2007. Mr. Shy has extensive experience in divisional and corporate business strategy planning, development and operations with a very solid technology background. He graduated from Feng-Cha University in Taiwan with a bachelor’s degree in Computer Science in 1980 and received his EMBA degree from Michigan University in 2001.

Tsung-Chien Chiang. Mr. Chiang was appointed our Chief Financial Officer on November 14, 2014. Since November 2011, Mr. Chiang has been working as the chief financial officer for Chunghwa United Group, a consortium of multimedia companies actively involved in internet and cable television and other global media ventures. He was the chief financial officer of Kimlan Food Co., Ltd., a food production company, from January 2010 through October 2010. Prior to that, Mr. Chiang served as senior financial manager at Airproduct & Chemical Co., Ltd., a company manufacturing specialty air products, for about eight years. Mr. Chiang received his bachelor’s degree in business from China Culture University in Taiwan in 1983.

Yi Jen Lan. Mr. Lan was appointed our Chief Investor Relation Officer on November 14, 2014. Mr. Lan also serves as executive director of NOWnews since July 2014 and the general manager of NOWnews from December 2010 to June 2014. In addition, he was the general manager for Chunghwa Wideband Best Network Co., Ltd., a related party to NOWnews, from November 2012 to September 2012. Prior to that, Mr. Lan was the general manager of Zhong Yi Marketing and Trading Co., Ltd., a company engaged in the LED lightening sales and marketing. Mr. Lan received his master’s degree in journalism from National Cheng Chi University in 1994 and his BA in journalism from Cheng Chi University.

Shang-Hong Lin. Mr. Lin was appointed a director on November 14, 2014 and has been serving as the chief science officer of Chunghwa United Group since May 2014. Mr. Lin was an adviser of Chunghwa Wideband Best Network Co., Ltd. from May 2013 to April 2014. Prior to that, he served as sales director at Zinwell Homepage Co., Ltd. from October 2008 to April 2014 and Interactive Video Technology Co., Ltd. from October 2005 to October 2013. Mr. Lin graduated from Chinese Culture University with a master’s degree in Sociolinguistics.

Ching-Fen Huang. Ms. Huang served as senior director of the Business Management Department at NOWnews from September 1, 2010 through August 31, 2014 and was the manager of the Financial and Accounting Department in Chunghwa United Group from May 1, 2008 through August 31, 2010. Before that, she supervised the Accounting Department of Era Digital Media Co., Ltd. from January 1, 2008 to April 28, 2008. Ms. Huang received her bachelor’s degree in accounting from Ming Chuan University in 1994. Ms. Huang was elected to our board of directors due to her rich financial and accounting experience in new media and internet companies.

Our directors will serve until the annual meeting of stockholders and until his respective successors have been elected and have qualified, or until his earlier resignation, removal or death.

We are not required to have any independent members of the Board of Directors. Our Board of Directors has determined that En Ming Tseng is independent under applicable SEC rules. As we do not have any board committees, the Board as a whole carries out the functions of audit, nominating and compensation committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

As of the date of this report, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a code of ethics as we develop our business.

Board Leadership Structure and Role in Risk Oversight

Since November 14, 2014, we have separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles has been appropriate for us during that time period, in the view of the board of directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

As Chairman of the Board, Mr. Chen serves as the primary liaison between the CEO and the Board and provides strategic input and counseling to the CEO. With input from other members of the board of directors and management, he presides over meetings of the board of directors. Mr. Chen has developed an extensive knowledge of our company, its challenges and opportunities and has a productive working relationship with our senior management team.

The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. Our primary rationale for separating the positions of Board Chairman and the CEO is the recognition of the time commitments and activities required to function effectively as Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the board of directors to recruit senior executives into the CEO position with skills and experience that meet the board of director’s planning for the position who may not have extensive public company board experience.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of risks the company faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The board of directors believes that establishing the right “tone at the top” and that full and open communication between executive management and the board of directors are essential for effective risk management and oversight. Our CEO communicates frequently with members of the board to discuss strategy and challenges facing the company.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our principal executive officers for the fiscal years ended December 31, 2014 and 2013. No other executive officer or former executive officer received more than $100,000 in compensation in the periods indicated except reported below.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Alan Chen Former Chief Executive	Year Ended December 31, 2014	-	-	-	-	-	-
Officer, Chief Financial Officer and director (1)	Year Ended December 31,2013	-	-	-	-	-	-
Hans Van Niekerk Former President, Chief	Year Ended December 31, 2014	-	-	-	-	-	-
Executive Officer, Chief Financial Officer, and Director (2)	Year Ended December 31, 2013	-	-	-	-	-	-
Churyl Kylo Former President, Chief	Year Ended December 31, 2014	-	-	-	-	-	-
Executive Officer, Chief Financial Officer and Director (3)	Year Ended December 31, 2013	-	-	-	-	-	-
Yih-Jong Shy Chief Executive Officer	Year Ended December 31, 2014	750	-	-	-	-	750
and director	Year Ended December 31, 2013	-	-	-	-	-	-
Tsung-Chien Chiang Chief Financial Officer	Year Ended December 31, 2014	750	-	-	-	-	750
	December 31, 2013	-	-	-	-	-	-
Yi Jen Lan Chief Investor Relation	Year Ended December 31, 2014	750	-	-	-	-	750
Officer	Year Ended December 31, 2013	-	-	-	-	-	-

(1) On November 11, 2013, Mr. Chen was appointed director and officer of the Company. On November 14, 2014, Mr. Chen resigned as the Company’s officers but stays as Chairman of the Board.

(2) On November 11, 2013, Mr. Van Niekerk resigned as our officer and director.

(3) On July 25, 2013, Mr. Kylo resigned as our officer and director.

Employment Agreement

Yih-Jong Shy

Pursuant to the employment agreement that the Company and Mr. Shy entered into on November 14, 2014, Mr. Shy will be entitled to an annual salary of $6,000 for his services as Chief Executive Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Shy will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Company reports a net income of $500,000 for the year ending December 31, 2015 (the “Performance Target”). All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target.

Tsung-Chien Chiang

Pursuant to the employment agreement that the Company and Mr. Chiang entered into on November 14, 2014, Mr. Chiang will be entitled to an annual salary of $6,000 for his services as Chief Financial Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Chiang will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Performance Target is met. All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target.

Yi Jen Lan

Pursuant to the employment agreement that the Company and Mr. Lan entered into on November 14, 2014, Mr. Lan will be entitled to an annual salary of $6,000 for his services as Chief Investor Relations Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Lan will be entitled to receive a stock option to purchase up to 5,000 shares of common stock of the Company if the Performance Target is met. All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

No director of the Company received any compensation for services as director during its last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date of filing of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Amount and Nature of Ownership (1)		Percent Of Class (2)
Principal Stockholders
Common	Pioneer Media Investments Co., Ltd. (3)	1,130,000		5.04%
Common	GIA Investments Corp. (4)	3,909,500		17.44%
Common	Chiu-Li Tu (5)	2,847,725		12.71%
Common
Common
Executive Officers and Directors
Common	Alan Chen (6)	6,032,400	(6)	26.92%
Common	Yih-Jong Shy	100,000		*
Common	Tsung-Chien Chiang	50,000		*
Common	En Ming Tseng	106,000	(7)	*
Common	Yi JenLan	0		0
Common	Shang-Hong Lin	10,000		*
Common	Ching-Fen Huang	50,000		*
Common	All Executive Officers and Directors as a Group (seven persons)	6,358,400		28.37%

* Represents less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Calculated based on 22,412,000 shares of Common Stock outstanding as of March 30, 2015.
(3)	Pioneer Media Investments Co., Ltd. (“Pioneer”) is beneficially owned and controlled by Alan Chen, our chairman.
(4)	Heer Hsiao holds the voting and dispositive power over the securities held by GIA Investments Corp.
(5)	Ms. Tu is the spouse of Alan Chen, our chairman.
(6)	This number includes (i) 1,130,000 shares of Common Stock held by Pioneer; (ii) 395,100 shares of Common Stock held by Social Cloud Co., Ltd. (“Social”); (iii)350,000 shares of Common Stock held by Legend Media Investments (“Legend”); (iv) 419,575 shares of Common Stock held by Trophy Access Limited (“Trophy”); (v) 445,000 shares of Common Stock held by Core Winner Investment Limited (“Core”); (vi) 445,000 shares of Common Stock held by Intelligent Media Investments (“Intelligent”); and (vii) 2,707,725 shares of Common Stock held by his spouse. Social, Legend, Trophy, Core, and Intelligent are all beneficially owned and controlled by Alan Chen. As such, Mr. Chen is deemed to have the voting and dispositive power over shares of Common Stock held by these entities.
(7)	Includes (i) 6,000 shares of Common Stock held directly by Mr. Tseng and (ii)100,000 shares of Common Stock held by Prime Chance Limited of which his wife, Tsung-Mei Luo, is the sole director and member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The table below sets forth our sales to the related parties during the years ended December 31, 2013 and 2014:

	For the Years Ended December 31,
	2014	2013
Sales to Jin Hao Kang Marketing Co., Ltd	$66,008	$-
Sales to Mega Media Investment Co., Ltd	33,004	-
Sales to Chunghwa Wideband Best Network Co., Ltd.	20,123	150,732
Sales to Chunghwa United International Development Co., Ltd.	2,906	-
Total	$122,041	$150,732

The primary services provided by NOWnews to those related parties were advertisement space on NOWnews’ website and broadcasting right of the films and news articles owned by NOWnews.

Due from Related Parties

The table below sets forth due from related parties for the fiscal years ended December 31, 2013 and 2014:

	December 31,	December 31,
	2014	2013
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$77,532	$2,213
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	42,855	144,213
Trade receivable from Mega Media Investment Co., Ltd	38,509	-
Trade receivable from Youchu International Digital Technology Co., Ltd.	6,329	6,704
Trade receivable from Chunghwa United International Development Co., Ltd.	2,926	-
Trade receivable from Chunghwa United Co., Ltd.	2,089	2,213
Trade receivable from Wowtoday Co., Ltd.	1,661	-
Due from Ms. Chiu-li Tu	-	85,824
Due from Mr. Alan Chen	-	9,772
Total	$171,901	$250,939

Due to Related Parties

The table below sets forth due to related parties for the fiscal years ended December 31, 2013 and 2014:

	December 30,	December 31,
	2014	2013
Due to Mr. Alan Chen	$649,377	$8,000
Due to Ms. Chiu-li Tu	212,185	-
Due to Hwalian International Business Co., Ltd.	178,339	5,707
Due to Jingu Telecom Co., Ltd	32,595	-
Due to Chunghwa United International Development Co., Ltd.	-	803
	$1,072,495	$14,510

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014 and 2013, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews. In addition, the property collateralized for the long-term loans is owned by Mr. Chen and Ms. Tu.

The table below explains how the aforementioned parties are related to the Company.

Name of Entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investment Co., Ltd	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of Nownews International
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd	Mr. Yi-Jong Shy is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling shareholder of the Company, former Chairman of NOWnews.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen. Director of Supervisory Committee of NOWnews

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Independent Directors

Our Board of Directors has determined that Tseng En Ming is currently “independent” as that term is defined under the applicable SEC rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by our registered independent public accounting firm for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$72,000	$72,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$72,000	$72,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10. 1	Share Exchange Agreement, dated November14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	Employment Agreement, dated November 14, 2014, by and between the Company and Yi-Jong Shy (3)

10.4	Employment Agreement, dated November 14, 2014, by and between the Company and Tsung Chien Chiang (3)

10.5	Employment Agreement, dated November 14, 2014, by and between the Company and Yi Jen Lan (3)

10.6	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd.*

10.7	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. *

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1) Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.

(2) Incorporated by reference herein the exhibit to the Company’s Form 10-K filed on November 12, 2014.

(3) Incorporated by reference herein the exhibit to the Company’s Form 8-K filed on November 14, 2014.

(4) Incorporated by reference herein the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: March 31, 2015	By:	/s/ Yih-Jong Shy
Yih-Jong Shy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yih-Jong Shy	Chief Executive Officer and Director	March 31, 2015
Yih-Jong Shy	(Principal Executive Officer)

/s/ Tsung-Chien Chiang	Chief Financial Officer	March 31, 2015
Tsung-Chien Chiang	(Principal Financial and Accounting Officer)

/s/ Yi Jen Lan	Chief Investor Relations Officer	March 31, 2015
Yi Jen Lan

/s/ Alan Chen	Chairman of the Board of Directors	March 31, 2015
Alan Chen

/s/ Shang-Hong Lin	Director	March 31, 2015
Shang-Hong Lin

/s/ En Ming Tseng	Director	March 31, 2015
En Ming Tseng

/s/ Ching-Fen Huang	Director	March 31, 2015
Ching-Fen Huang

