Form 10-Q
period 2015-03-31
NowNews Digital Media Technology Co. Ltd.
filed 2015-05-15
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-171637

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

(Exact name of Company as specified in its charter)

Nevada	36-4794119
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4F, No. 32, Ln. 407, Sec. 2. Tiding Road, Neihu District, Taipei City, Taiwan	114
(Address of principal executive offices)	(Zip Code)

+886 287978775 ext 500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2015, there were 22,412,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

PART 1 -FINANCIAL INFORMATION

Item 1. Financial Statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Assets	2015	2014
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$29,605	$70,076
Accounts receivable, net	340,657	538,511
Due from related parties	107,021	171,901
Security deposits, current	-	33,089
Other current assets	18,306	9,250
Current assets of discontinued operations	70,013	69,216
Total Current Assets	565,602	892,043

Furniture, fixture, and equipment, net	46,523	55,194
Security deposits, non-current	14,885	-
Intangible assets, net	25,976	29,040

Total Assets	$652,986	$976,277

Liabilities and Equity

Current Liabilities
Long-term debt, current	$-	$488,048
Accounts payable	137,476	96,354
Advance from customers	3,068	1,418
Accrued expenses	624,276	560,705
Due to related parties	835,950	1,072,495
Other current liabilities	10,484	12,903
Current liabilities of discontinued operations	80,010	79,098
Total Current Liabilities	1,691,264	2,311,021

Long-term debt	-	321,295
Total Liabilities	1,691,264	2,632,316

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized,
22,412,000 and 22,412,000 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	22,412	22,412
Additional paid-in capital	3,610,959	2,793,855
Accumulated deficit	(4,061,200)	(3,922,379)
Accumulated other comprehensive loss	(60,553)	(56,180)
Total Stockholders' deficit	(488,382)	(1,162,292)
Noncontrolling Interests	(549,896)	(493,747)
Total Deficit	(1,038,278)	(1,656,039)

Total Liabilities and Equity	$652,986	$976,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2015	2014

Net revenue	$515,989	$643,077
Cost of revenue	(355,214)	(555,092)
Gross profit	160,775	87,985

Selling expenses	(109,752)	(175,123)
General and administrative expenses	(242,337)	(342,838)
Total operating expense	(352,089)	(517,961)

Operating loss	(191,314)	(429,976)

Other income (expense)
Interest income	192	183
Interest expense	(1,491)	(5,958)
Other income, net	42	592
Total other expense	(1,257)	(5,183)

Loss from continuing operations before income taxes	(192,571)	(435,159)
Income taxes	-	-
Loss from continuing operations	(192,571)	(435,159)
Loss from discontinued operations, net of income taxes	-	(8,612)

Net loss	(192,571)	(443,771)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	53,750	133,918
Net loss from discontinued operations	-	5,486
Total net loss attributable to noncontrolling interest	53,750	139,404

Net loss attributable to NOWNews Digital Media Technology Co. Ltd.	(138,821)	(304,367)

Foreign currency translation (loss) gain	(6,772)	18,111
Comprehensive loss	(145,593)	(286,256)
Other comprehensive loss (income) attributable to noncontrolling interests	2,399	(5,430)
Comprehensive loss attributable to NOWNews Digital Media Technology Co. Ltd.	$(143,194)	$(291,686)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(138,821)	$(301,241)
Net loss from discontinued operations, net of income taxes	-	(3,126)
Net loss attributable to common stockholders	$(138,821)	$(304,367)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.13)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.13)

Weighted average shares outstanding, basic and diluted	22,412,000	2,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,571)		$(443,771)
Loss from discontinued operations	-		8,612
Depreciation	10,753		15,717
Amortization	3,366		7,887
Loss from disposal of equipment	3,060		-
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	202,120		96,389
Increase in rent due from related party	-		(31,823)
Decrease in related-parties trade receivable	66,226		-
Decrease in security deposits	18,409		-
Increase in other current assets	(8,878)		(1,946)
Increase (decrease) in accounts payable	39,631		(183,025)
Increase (decrease) in advance from customers	1,618		(66,038)
Increase (decrease) in accrued expenses	65,588		(68,625)
(Decrease) increase in other current liabilities	(2,545)		18,298
Net cash provided by (used in) continuing activities	206,777		(648,325)
Net cash used in discontinued operations	-		(5,040)
Net cash provided by (used in) operating activities	206,777		(653,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(4,594)		-
Net cash used in continuing activities	(4,594)		-
Net cash used in investing activities	(4,594)		-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans	-		(11,999)
Net (repayment of) proceeds from loans from related parties	(243,070)		427,842
Net cash (used in) provided by continuing activities	(243,070)		415,843
Net cash used in discontinued operations	-		(259)
Net cash (used in) provided by financing activities	(243,070)		415,584
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	416		(5,277)
NET DECREASE IN CASH & CASH EQUIVALENTS	(40,471)		(243,058)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-		(5,299)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(40,471)		(237,759)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	70,076		324,735
CASH & CASH EQUIVALENTS, ENDING BALANCE	$29,605		$86,976
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-		$-
Interest paid	$1,491		$7,011
NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt conversion to additional paid-in capital	$817,104	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On November 14, 2014, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide, the shareholders of Worldwide, and NOWnews Network. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Immediately following the closing of the Share Exchange, the Company had a total of 22,412,000 issued and outstanding shares of common stock, of which 6,262,400 shares were beneficially held by Alan Chen. As a result of the Share Exchange, Worldwide and Sky Media become the Company’s wholly owned subsidiaries and NOWnews Network is now Company’s majority owned subsidiary in which Company indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, Company’s assumed the business of NOWnews Network and ceased to be a shell company.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $4,061,200 and $3,922,379, and stockholders’ deficits of $488,382 and $1,162,292 as of March 31, 2015 and December 31, 2014, respectively. The net losses attributable to common stockholders of $138,821 and $304,367 for the three months ended March 31, 2015 and 2014, respectively. In addition, current liabilities exceed current assets by $1,125,662 and $1,418,978 as of March 31, 2015 and December 31, 2014, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company, Worldwide, and NOWnews Network were entities under common control prior to the restructuring transaction, the Company and Worldwide have recast prior period financial statements to reflect the conveyance of NOWnews Network to Sky Media as if the restructuring transaction had occurred as of January 1, 2014. All significant intercompany transactions and account balances have been eliminated.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, the Company has uninsured deposits in banks of both $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $31,433 and $34,232, respectively.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $15,877 and $24,489 for the three months ended March 31, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2015 and 2014, no options or warrants were issued or outstanding.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$372,090	$572,743
Less: Allowance for doubtful accounts	(31,433)	(34,232)
Accounts receivable, net	$340,657	$538,511

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Office equipment and furniture	$357,769	$353,692
Electronic equipment	142,973	141,345
Computer equipment	72,051	71,230
Leasehold improvement	4,638	107,622
	577,431	673,889
Less: Accumulated depreciation	(530,908)	(618,695)
	$46,523	$55,194

Depreciation expense for the three months ended March 31, 2015 and 2014 was $10,753 and $15,717, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2015	2014
Copyrights	$905,407	$895,092
Software	25,987	25,691
Trademark	6,722	6,646
Patent	161	159
	938,277	927,588
Accumulated amortization	(912,301)	(898,548)
Intangible assets, net	$25,976	$29,040

Intangible assets amounted to $25,976 and $29,040 as of March 31, 2015 and December 31, 2014, respectively, mainly consisted of copyrights and software acquired, trademark and patent.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $905,407). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 2 to 10 years. Amortization expense related to copyrights was $1,267 and $5,743 for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, total amortization expense amounted to $3,366 and $7,887, respectively.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amount
2016	$13,608
2017	7,637
2018	4,478
2019	253
$25,976

NOTE 7: BANK LOANS

Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014

Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.75% per annum, the term started April 9, 2013 with the maturity date October 9, 2014,, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	$-	$440,452

Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.5% per annum, the term started February 8, 2012 with the maturity date February 8, 2019, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	-	368,891

Less: Current Portion	-	809,343
	-	(488,048)
Total	$-	$321,295

Both loans as of December 31, 2014 had been repaid in full amount by Ms. Chiu-li Tu, the Director of Supervisory Committee of NOWnews Network, in February, 2015. See Note 10.

Interest expense for the three months ended March 31, 2015 and 2014 amounted to $1,491 and $5,958, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Accrued employee benefits and pension expenses	$155,313	$110,305
Accrued professional fees	149,973	108,705
Accrued payroll	136,885	112,315
Accrued bonus	74,923	78,041
Accrued taxes	38,654	21,337
Accrued legal settlement	18,566	17,089
Accrued office rent and management fees	-	48,899
Other	49,962	64,014
Total	$624,276	$560,705

NOTE 9: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the three months ended March 31, 2015 and 2014. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,805 (NT$120,000). No income tax liabilities existed as of March 31, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months ended
	March 31,
	2015	2014
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(12,069)	(16,106)
Valuation allowance	12,069	16,106
Net changes in deferred income tax under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(24,313)	(66,584)
Valuation allowance	24,313	66,584
Net changes in deferred income tax under non-current portion	-	-

Total provision for income tax	$-	$-

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2015	2014

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0%)	(18.0%)
Changes in valuation allowance	(17.0%)	(17.0%)
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,930,739	$2,123,347
Less: Valuation allowance	(1,930,739)	(2,123,347)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2015 and December 31, 2014, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 10: STOCKHOLDERS’ EQUITY

As of March 31, 2015, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In February, 2015, Ms. Chiu-li Tu paid off the bank loans obtained by NOWnews Network, amounted to approximately $809,343 as of December 31, 2014, on behalf of NOWnews Network (see Note 7). Immediately after the repayment, Ms. Tu and NOWnews Network entered an agreement that such repayment will be a shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction because Ms. Tu still serves as a Director of NOWnews Network. The Company has recorded additional paid-in capital of approximately $817,104 as of March 31, 2015 for this shareholder contribution.

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

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2015	2014
Beginning balance	$(493,747)	$(306,870)
Net loss attributed to non-controlling interest	(53,750)	(210,510)
Other comprehensive (loss) income attributable to non-controlling interest	(2,399)	23,633
Ending balance	$(549,896)	$(493,747)

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

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

As of March 31,	Amount
2016	$93,201
2017	91,380
2018	2,268
2019	375
Total minimum payments	$187,224

The Company incurred rental expenses of $45,898 and $57,847 for the three months ended March 31, 2015 and 2014, respectively.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. No income or loss was generated from the discontinued entity for the three months ended March 31, 2015.

Net assets of discontinued operations as of March 31, 2015 were as follows:

As of March 31, 2015
Cash & cash equivalents	$4,170
Accounts receivable, net	240
Advance to suppliers	54,484
Other current assets	11,119
Current assets	$70,013
Accounts payable	168
Accrued expenses	399
Due to related parties	79,443
Current liabilities	$80,010

NOTE 14: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of NOWnews International (see Note 1)
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd	Mr. Yih-Jong Shy is the Chairman and legal representative of this entity.
Chunghwa KinmenXiamen Network Co., Ltd.	Mr. Alan Chen is the legal representative of this entity
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and the former Chairman of NOWnews Network.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen. Current Director of Supervisory Committee of NOWnews Network
Mr. Yih-Jong Shy	Director and CEO of the Company
Mr. Shang-hong Lin	Chairman of NOWnews Network

Transactions

	For the Three Months Ended March 31,
	2015	2014
Sales to Chunghwa Wideband Best Network Co., Ltd.	$-	$5,034
Sales to Chunghwa United International Development Co., Ltd.	-	2,908
Total	$-	$7,942

The primary services provided by NOWnews Network to those related parties were advertisement space on NOWnews Network’s website and broadcasting right of the films and news articles owned by NOWnews Network.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due from related parties

	March 31,	December 31,
	2015	2014
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$75,224	$77,532
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	18,629	42,855
Trade receivable from Youchu International Digital Technology Co., Ltd.	6,402	6,329
Trade receivable from Chunghwa United International Development Co., Ltd.	2,742	2,926
Trade receivable from Chunghwa United Co., Ltd.	2,113	2,089
Trade receivable from Wowtoday Co., Ltd.	1,681	1,661
Trade receivable from Chunghwa KinmenXiamen Network Co., Ltd.	230	-
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	38,509
Total	$107,021	$171,901

Due from related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Due to related parties

	March 31,	December 31,
	2015	2014
Due to Mr. Alan Chen	$427,652	$649,377
Due to Ms. Chiu-li Tu	203,604	212,185
Due to Hwalian International Business Co., Ltd.	180,394	178,339
Due to Shang-hong Lin	16,173	-
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	8,127	-
Due to Jingu Telecom Co., Ltd	-	32,595
	$835,950	$1,072,495

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews Network. In addition, the property collateralized for the long-term loans is owned by Mr. Chen and Ms. Tu (see Note 7).

NOTE 15: SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2015, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On November 14, 2014, we entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide Media Investments Corp., an Anguilla corporation (“Worldwide”), the shareholders of Worldwide, and NOWnews Network Co., Ltd., a Taiwan corporation (“NOWnews Network”). Pursuant to the Share Exchange Agreement, (i) the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd. (“Sky Media”), owns 66% of all the issued and outstanding capital stock of NOWnews Network (the “Share Exchange”).

As a result of the consummation of the Share Exchange on November 14, 2014, NOWnews Network became, indirectly through Worldwide and Sky Media, a majority-owned subsidiary of the Company and the business of NOWnews Network became the business of the Company. We are now, through NOWnews Network, engaged in creating, collecting and distributing news and information through our website http://www.nownews.com/ and our applications on mobile phones or tablets.

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

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014:

	For The Three Months Ended
	March 31,
	2015	2014	Change	%

Net revenue	$515,989	$643,077	(127,088)	-20
Cost of revenue	(355,214)	(555,092)	199,878	-36
Gross Profit	160,775	87,985	72,790	83

Selling expenses	(109,752)	(175,123)	65,371	-37
General and administrative expenses	(242,337)	(342,838)	100,501	-29
Total Operating Expense	(352,089)	(517,961)	165,872	-32

Operating loss	(191,314)	(429,976)	238,662	-56

Other income (expense)
Interest income	192	183	9	5
Interest expense	(1,491)	(5,958)	4,467	-75
Other income, net	42	592	(550)	-93
Total Other Expense	(1,257)	(5,183)	3,926	-76

Loss from continuing operations before income taxes	(192,571)	(435,159)	242,588	-56
Income taxes	-	-	-	-
Loss from continuing operations	(192,571)	(435,159)	242,588	-56
Loss from discontinued operations, net of income taxes	-	(8,612)	8,612	-100

Net loss	(192,571)	(443,771)	251,200	-57

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	53,750	133,918	(80,168)	-60
Net loss from discontinued operations	-	5,486	(5,486)	-100
Total net loss attributable to noncontrolling interest	53,750	139,404	(85,654)	-61

Net loss attributable to NOWnews Digital Media Technology Co., Ltd.	(138,821)	(304,367)	165,546	-54

Net Revenue

Our net revenue for the three months ended March 31, 2015 was $0.52 million, a decrease of $0.12 million or 20% from $0.64 million for the three months ended March 31, 2014. The decrease was primarily due to the decrease in licensing revenue and E-commerce revenue, partially offset by the increase in advertisement revenue.

Advertising

Our advertising revenue was $0.47 million for the three months ended March 31, 2015, an increase of $0.16 million, or 52%, from $0.31 million for the three months ended March 31, 2014. The increase was because we focus on the more profitable internet advertising and marketing.

Licensing

Our revenue from content licensing was $0.04 million for the three months ended March 31, 2015, a decrease of $0.02 million, or 33%, from $0.06 million for the three months ended March 31, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan Inc. Such services were supplementary to our licensing arrangements with them.

E-Commerce

Our E-commerce revenue decreased by $0.23 million, or 100%, during the three months ended March 31, 2015, compared to $0.23 million for the same period in 2014. The decrease was primarily attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. We are currently in the process of evaluating and adjusting this line of business.

Other

Other revenue was $1,359 for the three months ended March 31, 2015, a decrease of $0.04 million, or 100%, from $0.04 million for the three months ended March 31, 2014. The decrease was primarily due to the termination of editing services and decrease in revenue from licensing copyrights.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.36 million for the three months ended March 31, 2015, compared to $0.56 million for the three months ended March 31, 2014, a decrease of $0.20 million, or 36%. The decrease was mainly due to the decrease of $0.20 million in cost of goods sold in E-commerce.

Gross Profit

Gross profit increased approximately $0.07 million, or 83%, for the three months ended March 31, 2015, as compared to the same period in 2014, due to the substantial decrease in cost of revenue. Gross margin was 31% for the three months ended March 31, 2015 as compared to 14% for the same period in 2014.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.07 million, or 37%, from $0.18 million for the three months ended March 31, 2014, to $0.11 million for the three months ended March 31, 2015. The decrease in selling expenses was primarily due to the decrease in advertisement expenses related to E-commerce and the decrease in labor costs due to decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, loss on film costs, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.10 million, or 29%, from $0.34 million for the three months ended March 31, 2014 to $0.24 million for the three months ended March 31, 2015.  The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $1,491 compared to $5,958 for the three months ended March 31, 2014, a decrease of $4,467, or 75%.  The decrease in interest expense was primarily due to reduced bank loans incurred for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014.  The bank loans were paid off in full during the three months ended March 31, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $0.19 million for the three months ended March 31, 2015 as compared to net loss of approximately $0.44 million for the three months ended March 31, 2014, representing a decrease of loss of approximately $0.25 million, or approximately 57%.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014
Net cash provided by (used in) operating activities of continuing operations	206,777	(648,325)
Net cash used in investing activities of continuing operations	(4,594)	-
Net cash (used in) provided by financing activities of continuing operations	(243,070)	415,843
Net cash used in discontinued operations	-	(5,299)
Effect of exchange rate change on cash and cash equivalents	416	(5,277)
Net decrease in cash and cash equivalents	(40,471)	(243,058)

Net cash provided by operating activities of continuing operations was approximately $0.21 million for the three months ended March 31, 2015, compared to net cash used in operating activities of approximately $0.65 million for the three months ended March 31, 2014. The change of $0.86 million was primarily due to the increase in accounts payable and accrued expenses of $0.36 million, decrease of $0.17 million in accounts receivables and related-party trade receivables, and the decrease in net loss of $0.25 million.

Net cash used in investing activities of continuing operations was $4,594 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014.  The cash used in investing activities for the three months ended March 31, 2015 was due to the additions to fixed assets.

Net cash used in financing activities of continuing operations amounted to approximately $0.24 million for the three months ended March 31, 2015, compared to net cash provided by approximately $0.42 million for the three months ended March 31, 2014, representing a change of approximately $0.66 million, which was mainly due to decrease of $0.67 million in net proceeds from loans from related parties.

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

Critical Accounting Policies

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company, Worldwide, and NOWnews Network were entities under common control prior to the restructuring transaction, the Company and Worldwide have recast prior period financial statements to reflect the conveyance of NOWnews Network to Sky Media as if the restructuring transaction had occurred as of January 1, 2014. All significant intercompany transactions and account balances have been eliminated.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, the Company has uninsured deposits in banks of both $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $31,433 and $34,232, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $15,877 and $24,489 for the three months ended March 31, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2015 and 2014, no options or warrants were issued or outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yih-Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: May 15, 2015	By:	/s/ Yih-Jong Shy
Yih-Jong Shy
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)

