Form 10-Q
period 2015-06-30
NowNews Digital Media Technology Co. Ltd.
filed 2015-08-14
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2015, there were 22,412,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2015	2014
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$19,989	$70,076
Accounts receivable, net	315,588	538,511
Due from related parties	34,590	171,901
Security deposits, current	14,961	33,089
Other current assets	19,941	9,250
Current assets of discontinued operations	15,711	69,216
Total Current Assets	420,780	892,043

Furniture, fixture, and equipment, net	209,326	55,194
Intangible assets, net	22,859	29,040

Total Assets	$652,965	$976,277

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$100,022	$-
Long-term debt, current	-	488,048
Accounts payable	120,149	96,354
Advance from customers	2,176	1,418
Accrued expenses	453,724	560,705
Due to related parties	1,094,182	1,072,495
Other current liabilities	5,045	12,903
Current liabilities of discontinued operations	80,943	79,098
Total Current Liabilities	1,856,241	2,311,021

Long-term obligation under capital lease	49,164	-
Long-term debt	-	321,295
Total Liabilities	1,905,405	2,632,316

Commitments and contingencies (Note 12)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized,
22,412,000 and 22,412,000 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively	22,412	22,412
Additional paid-in capital	3,610,959	2,793,855
Accumulated deficit	(4,179,780)	(3,922,379)
Accumulated other comprehensive loss	(65,362)	(56,180)
Total Stockholders' deficit	(611,771)	(1,162,292)
Noncontrolling Interests	(640,669)	(493,747)
Total Deficit	(1,252,440)	(1,656,039)

Total Liabilities and Equity	$652,965	$976,277

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenue	$522,222	$650,432	$1,038,211	$1,293,509
Cost of revenue	(332,815)	(444,395)	(688,029)	(999,487)
Gross profit	189,407	206,037	350,182	294,022

Selling expenses	(87,621)	(164,430)	(197,373)	(339,553)
General and administrative expenses	(253,336)	(378,244)	(495,673)	(721,082)
Total operating expense	(340,957)	(542,674)	(693,046)	(1,060,635)

Operating loss	(151,550)	(336,637)	(342,864)	(766,613)

Other income (expense)
Interest income	13	245	205	428
Interest expense	(873)	(6,223)	(2,364)	(12,181)
Other income (expense), net	511	(2,042)	553	(1,450)
Total other expense	(349)	(8,020)	(1,606)	(13,203)

Loss from continuing operations before income taxes	(151,899)	(344,657)	(344,470)	(779,816)
Income taxes	-	-	-	-
Loss from continuing operations	(151,899)	(344,657)	(344,470)	(779,816)
Loss from discontinued operations, net of income taxes	(54,589)	(25)	(54,589)	(8,637)

Net loss	(206,488)	(344,682)	(399,059)	(788,453)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	53,134	104,369	106,884	238,287
Net loss from discontinued operations	34,773	16	34,773	5,502
Total net loss attributable to noncontrolling interest	87,907	104,385	141,657	243,789

Net loss attributable to NOWNews Digital Media Technology Co. Ltd.	(118,581)	(240,297)	(257,402)	(544,664)

Foreign currency translation loss	(7,675)	(23,916)	(14,447)	(5,805)
Comprehensive loss	(126,256)	(264,213)	(271,849)	(550,469)
Other comprehensive loss attributable to noncontrolling interests	2,866	7,825	5,265	2,395
Comprehensive loss attributable to NOWNews Digital Media Technology Co. Ltd.	$(123,390)	$(256,388)	$(266,584)	$(548,074)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(98,765)	$(240,288)	$(237,586)	$(541,529)
Net loss from discontinued operations, net of income taxes	(19,816)	(9)	(19,816)	(3,135)
Net loss attributable to common stockholders	$(118,581)	$(240,297)	$(257,402)	$(544,664)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.10)	$(0.01)	$(0.23)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.10)	$(0.01)	$(0.23)

Weighted average shares outstanding, basic and diluted	22,412,000	2,412,000	22,412,000	2,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,059)		$(788,453)
Loss from discontinued operations	54,589		8,637
Depreciation	40,227		30,565
Amortization	6,793		11,386
Loss from disposal of equipment	3,095		3,213
Loss from lawsuit settlement	-		62,938
Bad debt expense	5,627		-
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	227,592		71,280
Increase in rent due from related party	-		(64,981)
Decrease in related-parties trade receivable	139,963		5,048
Decrease in security deposits	18,718		3,445
Increase in other current assets	(10,517)		(15,854)
Increase (decrease) in accounts payable	21,341		(297,689)
Increase (decrease) in advance from customers	719		(64,617)
Decrease in accrued expenses	(109,534)		(67,716)
(Decrease) increase in other current liabilities	(8,082)		4,751
Net cash used in continuing activities	(8,528)		(1,098,047)
Net cash used in discontinued operations	-		(33,577)
Net cash used in operating activities	(8,528)		(1,131,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(20,783)		-
Net cash used in continuing activities	(20,783)		-
Net cash used in discontinued operations	-		-
Net cash used in investing activities	(20,783)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of current portion of long-term loan	-		(24,145)
Net (repayment of) proceeds from loans from related parties	(21,913)		894,939
Net cash (used in) provided by continuing activities	(21,913)		870,794
Net cash provided by discontinued operations	-		31,305
Net cash (used in) provided by financing activities	(21,913)		902,099

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	1,137		(2,854)

NET DECREASE IN CASH & CASH EQUIVALENTS	(50,087)		(232,379)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-		(2,272)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(50,087)		(230,107)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	70,076		324,735
CASH & CASH EQUIVALENTS, ENDING BALANCE	$19,989		$94,628

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-		$-
Interest paid	$1,508		$13,238
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$173,916		$-
Debt conversion to additional paid-in capital	$817,104	$

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

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $4,179,780 and $3,922,379, and stockholders’ deficits of $611,771 and $1,162,292 as of June 30, 2015 and December 31, 2014, respectively. The net losses attributable to common stockholders of $257,402 and $544,664 for the six months ended June 30, 2015 and 2014, respectively. In addition, current liabilities exceed current assets by $1,435,461 and $1,418,978 as of June 30, 2015 and December 31, 2014, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of both $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $40,712 and $34,232, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Leases:

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $27,879 and $45,143 for the six months ended June 30, 2015 and 2014, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $12,002 and $20,654 for the three months ended June 30, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2015 and 2014, no options or warrants were issued or outstanding.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30 2015	December 31, 2014
Accounts receivable	$356,300	$572,743
Less: Allowance for doubtful accounts	(40,712)	(34,232)
Accounts receivable, net	$315,588	$538,511

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2015	2014
Capital Lease	$175,602	$-
Electronic equipment	82,569	141,345
Computer equipment	54,378	71,230
Leasehold improvement	20,531	107,622
Office equipment and furniture	5,085	353,692
	338,165	673,889
Less: Accumulated depreciation	(128,839)	(618,695)
	$209,326	$55,194

As of June 30, 2015, assets under capital lease of $175,602 represented server equipment (see Note 12). Depreciation expense for the three months ended June 30, 2015 and 201~~4~~ was $29,474 and $14,848, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $40,227 and $30,565, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014
Copyrights	$915,962	$895,092
Software	26,290	25,691
Trademark	6,801	6,646
Patent	163	159
	949,216	927,588
Accumulated amortization	(926,357)	(898,548)
Intangible assets, net	$22,859	$29,040

Intangible assets amounted to $22,859 and $29,040 as of June 30, 2015 and December 31, 2014, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $915,962). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 2 to 10 years. Amortization expense related to copyrights was $1,297 and $1,341 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to copyrights was $2,564 and $7,084 for the six months ended June 30, 2015 and 2014, respectively.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2015 and 2014, total amortization expense amounted to $3,427 and $3,499, respectively. For the six months ended June 30, 2015 and 2014, total amortization expense amounted to $6,793 and $11,386, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,	Amount
2016	$13,591
2017	5,947
2018	3,185
2019	136
$22,859

NOTE 7: BANK LOANS

Long-term debt

Long-term debt consists of the following:

	June 30,	December 31,
	2015	2014
Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.75% per annum, the term started April 9, 2013 with the maturity date October 9, 2014, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	$-	$440,452

Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.5% per annum, the term started February 8, 2012 with the maturity date February 8, 2019, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	-	368,891
	-	809,343
Current portion	-	(488,048)
Total	$-	$321,295

Both loans as of December 31, 2014 had been repaid in full amount by Ms. Chiu-li Tu, the Director of Supervisory Committee of NOWnews Network, in February, 2015. See Note 10.

Interest expense for the six months ended June 30, 2015 and 2014 amounted to $1,508 and $11,648, respectively.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Accrued payroll	$140,573	$112,315
Accrued employee benefits and pension expenses	94,220	110,305
Accrued professional fees	71,996	108,705
Accrued taxes	56,321	21,337
Accrued bonus	38,463	78,041
Accrued legal settlement	6,962	17,089
Accrued office rent and management fees	-	48,899
Other	45,189	64,014
Total	$453,724	$560,705

NOTE 9: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the six months ended June 30, 2015 and 2014. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,849 (NT$120,000). No income tax liabilities existed as of June 30, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(8,605)	(12,949)	(20,674)	(29,055)
Valuation allowance	8,605	12,949	20,674	29,055
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(21,775)	(53,013)	(46,088)	(119,597)
Valuation allowance	21,775	53,013	46,088	119,597
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2015	2014

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0%)	(18.0%)
Changes in valuation allowance	(17.0%)	(17.0%)
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,160,286	$2,123,347
Less: Valuation allowance	(2,160,286)	(2,123,347)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2015 and December 31, 2014, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10: STOCKHOLDERS’ EQUITY

As of June 30, 2015, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

In February, 2015, Ms. Chiu-li Tu paid off the bank loans obtained by NOWnews Network, amounted to approximately $809,343 as of December 31, 2014, on behalf of NOWnews Network (see Note 7). Immediately after the repayment, Ms. Tu and NOWnews Network entered an agreement that such repayment will be a shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction because Ms. Tu still serves as a Director of NOWnews Network. The Company has recorded additional paid-in capital of approximately $817,104 as of June 30, 2015 for this shareholder contribution.

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

Non-controlling interest consisted of the following:

	June 30,	December 31,
	2015	2014
Beginning balance	$(493,747)	$(306,870)
Net loss attributed to non-controlling interest	(141,657)	(210,510)
Other comprehensive (loss) income attributable to non-controlling interest	(5,265)	23,633
Ending balance	$(640,669)	$(493,747)

NOTE 12: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April to June, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $175,602 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the six-month period ended June 30, 2015 was $7,872.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2018. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of June 30,	Capital Leases Amount	Operating Leases Amount
2016	$102,332	$93,732
2017	52,384	70,005
2018	-	1,997
Total minimum payments	$154,716	$165,734

The Company incurred rent expenses of $31,154 and $61,348 for the three months ended June 30, 2015 and 2014, respectively. The Company incurred rent expenses of $77,052 and $119,195 for the six months ended June 30, 2015 and 2014, respectively.

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

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital Entertainment Co. Ltd (“Gamania Digital”) .., and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of the date of this report, the sale of Phase I has been completed.

NOTE 13: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. Operating results for the discontinued business are presented in the following tables:

For The Six Months Ended
June 30, 2015
Net revenue	$-

Cost of goods sold	-
Selling, general, and administrative expenses	(54,589)
Loss before income taxes	(54,589)

Income taxes	-

Net loss	$(54,589)

Net assets of discontinued operations as of June 30, 2015 were as follows:

Net assets:
As of June 30, 2015
Cash & cash equivalents	$4,220
Accounts receivable, net	243
Other current assets	11,248
Current assets	$15,711
Accounts payable	170
Accrued expenses	404
Due to related parties	80,369
Current liabilities	$80,943

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of NOWnews International (see Note 1)
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd	Mr. Yih-Jong Shy is the Chairman and legal representative of this entity.
Chunghwa KinmenXiamen Network Co., Ltd.	Mr. Alan Chen is the legal representative of this entity
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and the former Chairman of NOWnews Network.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen. Current Director of Supervisory Committee of NOWnews Network
Mr. Yih-Jong Shy	Director and CEO of the Company
Mr. Shang-hong Lin	Chairman of NOWnews Network

Transactions

	For the Six Months Ended June 30,
	2015	2014
Sales to Chunghwa Wideband Best Network Co., Ltd.	$-	$10,099
Sales to Chunghwa United International Development Co., Ltd.	-	2,917
Total	$-	$13,016

The primary services provided by NOWnews Network to those related parties were advertisement space on NOWnews Network’s website and broadcasting right of the films and news articles owned by NOWnews Network.

Due from related parties

	June 30,	December 31,
	2015	2014
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	$20,637	$42,855
Trade receivable from Youchu International Digital Technology Co., Ltd.	6,477	6,329
Trade receivable from Jin Hao Kang Marketing Co., Ltd	3,562	77,532
Trade receivable from Chunghwa United Co., Ltd.	2,137	2,089
Trade receivable from Wowtoday Co., Ltd.	1,777	1,661
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	38,509
Trade receivable from Chunghwa United International Development Co., Ltd.	-	2,926
Total	$34,590	$171,901

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to related parties

	June 30,	December 31,
	2015	2014
Due to Mr. Alan Chen	$521,669	$649,377
Due to Ms. Chiu-li Tu	235,987	212,185
Due to Hwalian International Business Co., Ltd.	172,280	178,339
Due to Jingu Telecom Co., Ltd	74,679	32,595
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	70,173	-
Due to Shang-hong Lin	17,975	-
Due to Chunghwa KinmenXiamen Network Co., Ltd.	1,199	-
Due to Chunghwa United International Development Co., Ltd.	220	-
	$1,094,182	$1,072,495

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews Network. In addition, the property collateralized for the long-term loans was owned by Mr. Chen and Ms. Tu (see Note 7).

NOTE 15: SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2015, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

 Results of Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014:

	For The Three Months Ended
	June 30,		Change in
	2015	2014	$	%

Net revenue	$522,222	$650,432	$(128,210)	(20)
Cost of revenue	(332,815)	(444,395)	111,580	(25)
Gross profit	189,407	206,037	(16,630)	(8)

Selling expenses	(87,621)	(164,430)	76,809	(47)
General and administrative expenses	(253,336)	(378,244)	124,908	(33)
Total operating expense	(340,957)	(542,674)	201,717	(37)

Operating loss	(151,550)	(336,637)	185,087	(55)

Other income (expense)
Interest income	13	245	(232)	(95)
Interest expense	(873)	(6,223)	5,350	(86)
Other income (expense), net	511	(2,042)	2,553	(125)
Total other expense	(349)	(8,020)	7,671	(96)

Loss from continuing operations before income taxes	(151,899)	(344,657)	192,758	(56)
Income taxes	-	-	-	-
Loss from continuing operations	(151,899)	(344,657)	192,758	(56)
Loss from discontinued operations, net of income taxes	(54,589)	(25)	(54,564)	218,256

Net loss	(206,488)	(344,682)	138,194	(40)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	53,134	104,369	(51,235)	(49)
Net loss from discontinued operations	34,773	16	34,757	217,231
Total net loss attributable to noncontrolling interest	87,907	104,385	(16,478)	(16)

Net loss attributable to NOWnews Digital Media Technology Co., Ltd.	(118,581)	(240,297)	121,716	(51)

Net Revenue

Our net revenue for the three months ended June 30, 2015 was $0.52 million, a decrease of $0.13 million or 20% from $0.65 million for the three months ended June 30, 2014. The decrease was primarily due to the decrease in advertisement revenue, licensing revenue, and E-commerce revenue.

Advertising

Our advertising avenue was $0.47 million for the three months ended June 30, 2015, a decrease of $0.06 million, or 12%, from $0.53 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, our web server had experienced instability due to move of office and change of service vendor for our web maintenance. Such instability caused decrease in advertisement posted on our website, resulting in the decrease of advertisement revenue in the three months ended June 30, 2015.

Licensing and Services

Our revenue from content licensing and services was $0.05 million for the three months ended June 30, 2015, a decrease of $0.04 million, or 46%, from $0.09 million for the three months ended June 30, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

E-Commerce

Our E-commerce revenue decreased by $0.02 million, or 100%, during the three months ended June 30, 2015, compared to $0.02 million for the same period in 2014.  The decrease was primarily attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. We are currently in the process of evaluating and adjusting this line of business.

Other

Other revenue was $0 for the three months ended June 30, 2015 as compared to$2,691 for the three months ended June 30, 2014.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.33 million for the three months ended June 30, 2015, compared to $0.44 million for the three months ended June 30, 2014, a decrease of $0.11 million, or 25%. The decrease was mainly due to the decrease of $0.04 million in cost of goods sold in E-commerce, $0.02 million in advertisement cost, and $0.03 million website maintenance cost.

Gross Profit

Gross profit for the three months ended June 30, 2015 decreased approximately $0.02 million, or 8%, as compared to the same period in 2014, due to the substantial decrease in revenue. Gross profit margin was 36.27% for the three months ended June 30, 2015 as compared to 31.68% for the same period in 2014.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.08 million, or 47%, from $0.16 million for the three months ended June 30, 2014, to $0.08 million for the three months ended June 30, 2015. The decrease in selling expenses was primarily due to the decrease in labor costs due to decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments~~,~~ and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.13 million, or 33%, from $0.38 million for the three months ended June 30, 2014 to $0.25 million for the three months ended June 30, 2015.  The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $873 compared to $6,223 for the three months ended June 30, 2014, a decrease of $5,350, or 86%.  The decrease in interest expense was primarily due to reduced bank loans incurred for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014.  The bank loans were paid off in full amount in February, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $0.21 million for the three months ended June 30, 2015 as compared to net loss of approximately $0.35 million for the three months ended June 30, 2014, representing a decrease of loss of approximately $0.14 million, or approximately 40%.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

	For The Six Months Ended
	June 30,		Change in
	2015	2014	$	%

Net revenue	$1,038,211	$1,293,509	$(255,298)	(20)
Cost of revenue	(688,029)	(999,487)	311,458	(31)
Gross profit	350,182	294,022	56,160	19

Selling expenses	(197,373)	(339,553)	142,180	(42)
General and administrative expenses	(495,673)	(721,082)	225,409	(31)
Total operating expense	(693,046)	(1,060,635)	367,589	(35)

Operating loss	(342,864)	(766,613)	423,749	(55)

Other income (expense)
Interest income	205	428	(223)	(52)
Interest expense	(2,364)	(12,181)	9,817	(81)
Other income (expense), net	553	(1,450)	2,003	(138)
Total other expense	(1,606)	(13,203)	11,597	(88)

Loss from continuing operations before income taxes	(344,470)	(779,816)	435,346	(56)
Income taxes	-	-	-	0
Loss from continuing operations	(344,470)	(779,816)	435,346	(56)
Loss from discontinued operations, net of income taxes	(54,589)	(8,637)	(45,952)	532

Net loss	(399,059)	(788,453)	389,394	(49)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	106,884	238,287	(131,403)	(55)
Net loss from discontinued operations	34,773	5,502	29,271	532
Total net loss attributable to noncontrolling interest	141,657	243,789	(102,132)	(42)

Net loss attributable to NOWnews Digital Media Technology Co., Ltd.	(257,402)	(544,664)	287,262	(53)

Net Revenue

Our net revenue for the six months ended June 30, 2015 was $1.04 million, a decrease of $0.25 million or 20% from $1.29 million for the six months ended June 30, 2014. The decrease was primarily due to the decrease in licensing and services revenue and E-commerce revenue, partially offset by the increase in advertisement revenue.

Advertising

Our advertising avenue was $0.94 million for the six months ended June 30, 2015, an increase of $0.07 million, or 9%, from $0.87 million for the six months ended June 30, 2014. The increase was because we focus on the more profitable internet advertising and marketing.

Licensing and Services

Our revenue from content licensing was $0.09 million for the six months ended June 30, 2015, a decrease of $0.08 million, or 46%, from $0.17 million for the six months ended June 30, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

E-Commerce

E-commerce revenue was $0.25 million for the six months ended June 30, in 2014, representing a $0.25 million decrease, or 100%, in the six months ended June 30, 2015, , attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. We are currently in the process of evaluating and adjusting this line of business.

Other

Other revenue was $0 for the six months ended June 30, 2015, as compared to $5,366 for the same period in 2014.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.69 million for the six months ended June 30, 2015, compared to $1.00 million for the six months ended June 30, 2014, a decrease of $0.31 million, or 31%. The decrease was mainly due to the decrease of $0.24 million in cost of goods sold in E-commerce and $0.10 million in website maintenance cost, offset by the increase of $0.04 million in advertisement cost.

Gross Profit

Gross profit increased approximately $0.06 million, or 19%, for the six months ended June 30, 2015, as compared to the same period in 2014, due to the substantial decrease in cost of revenue. Gross profit margin was 33.73% for the six months ended June 30, 2015 as compared to 22.73% for the same period in 2014.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.14 million, or 42%, from $0.34 million for the six months ended June 30, 2014, to $0.20 million for the six months ended June 30, 2015. The decrease in selling expenses was primarily due to the decrease in labor costs due to decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.23 million, or 31%, from $0.72 million for the six months ended June 30, 2014 to $0.49 million for the six months ended June 30, 2015.  The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $2,364 compared to $12,181 for the six months ended June 30, 2014, a decrease of $9,817, or 81%.  The decrease in interest expense was primarily due to reduced bank loans incurred for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014.  The bank loans were fully paid off in February, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $0.40 million for the six months ended June 30, 2015 as compared to net loss of approximately $0.79 million for the six months ended June 30, 2014, representing a decrease of loss of approximately $0.39 million, or approximately 49%.

Liquidity and Capital Resources

During the six month period ended June 30, 2015, we had a net decrease in cash of $50,087 as compared to a net decrease of $232,379 for the six months ended June 30, 2014.  Our principal sources and uses of funds were as follows:

	For the Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(8,528)	$(1,098,047)
Net cash used in investing activities	(20,783)	-
Net cash (used in) provided by financing activities	(21,913)	870,794
Net cash used in discontinued operations	-	(2,272)
Effect of exchange rate change on cash and cash equivalents	1,137	(2,854)
Net decrease in cash and cash equivalents	$(50,087)	$(232,379)

Net cash used in operating activities of continuing operations was approximately $8,528 for the six months ended June 30, 2015, compared to net cash used in operating activities of approximately $1.10 million for the six months ended June 30, 2014.  The decrease of $1.10 million of cash used in operating activities was primarily due to the decrease in net loss of $0.40 million and increase of cash provided from changes in accounts receivable, related-party trade receivable, and accounts payable of approximately $0.61 million.

Net cash used in investing activities of continuing operations was $0.02 million for the six months ended June 30, 2015, compared to $0 for the same period last year. We used $20,783 in the addition of leasehold improvement during the six month period ended June 30, 2015.

Net cash used in financing activities of continuing operations amounted to approximately $0.02 million for the six months ended June 30, 2015, compared to approximately $0.87 million cash provided for the six months ended June 30, 2014, representing a decrease of approximately $0.89 million.  The decrease in net cash provided from financing activities was mainly due to the decrease in loans from related parties for the six months ended June 30, 2015.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of both $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $40,712 and $34,232, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Leases:

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $27,879 and $45,143 for the six months ended June 30, 2015 and 2014, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $12,002 and $20,654 for the three months ended June 30, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2015 and 2014, no options or warrants were issued or outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yih-Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: August 14, 2015	By:	/s/ Yih-Jong Shy
Yih-Jong Shy
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)

