Form 10-Q
period 2015-09-30
NowNews Digital Media Technology Co. Ltd.
filed 2015-11-17
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2015, there were 22,412,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Assets	2015	2014
	(UNAUDITED)	(AUDITED)
Current Assets
Cash and cash equivalents	$455,804	$70,076
Accounts receivable, net	301,487	538,511
Due from related parties	-	171,901
Security deposits, current	-	33,089
Other current assets	16,128	9,250
Current assets of discontinued operations	14,711	69,216
Total Current Assets	788,130	892,043

Furniture, fixture, and equipment, net	191,478	55,194
Security deposits, non-current	14,008	-
Intangible assets, net	18,222	29,040

Total Assets	$1,011,838	$976,277

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$98,416	$-
Long-term debt, current	-	488,048
Accounts payable	94,617	96,354
Advance from customers	5,467	1,418
Accrued expenses	419,947	560,705
Due to related parties	489,263	1,072,495
Other current liabilities	3,331	12,903
Current liabilities of discontinued operations	96,269	79,098
Total Current Liabilities	1,207,310	2,311,021

Long-term obligation under capital lease	30,776	-
Long-term debt	-	321,295
Total Liabilities	1,238,086	2,632,316

Commitments and contingencies (Note 12)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized,
22,412,000 and 22,412,000 shares issued and outstanding as of
September 30, 2015 and December 31, 2014, respectively	22,412	22,412
Additional paid-in capital	3,915,928	2,793,855
Accumulated deficit	(4,265,466)	(3,922,379)
Accumulated other comprehensive income (loss)	27,564	(56,180)
Total Stockholders' deficit	(299,562)	(1,162,292)
Noncontrolling Interests	73,314	(493,747)
Total Deficit	(226,248)	(1,656,039)

Total Liabilities and Equity	$1,011,838	$976,277

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenue	$620,742	$687,169	$1,658,953	$1,980,678
Cost of revenue	(350,634)	(418,548)	(1,038,663)	(1,418,035)
Gross profit	270,108	268,621	620,290	562,643

Selling expenses	(150,114)	(153,165)	(347,487)	(492,718)
General and administrative expenses	(220,205)	(254,462)	(715,878)	(975,544)
Total operating expense	(370,319)	(407,627)	(1,063,365)	(1,468,262)

Operating loss	(100,211)	(139,006)	(443,075)	(905,619)

Other income (expense)
Interest income	-	876	203	1,304
Interest expense	(753)	(7,368)	(3,117)	(19,549)
Other income (expense), net	2,594	1,037	3,149	(413)
Total other income (expense)	1,841	(5,455)	235	(18,658)

Loss from continuing operations before income taxes	(98,370)	(144,461)	(442,840)	(924,277)
Income taxes	-	-	-	-
Loss from continuing operations	(98,370)	(144,461)	(442,840)	(924,277)
Income (loss) from discontinued operations, net of income taxes	485	(17)	(54,104)	(8,654)

Net loss	(97,885)	(144,478)	(496,944)	(932,931)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	12,508	24,162	119,392	262,449
Net (income) loss from discontinued operations	(308)	11	34,465	5,513
Total net loss attributable to noncontrolling interest	12,200	24,173	153,857	267,962

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	$(85,685)	$(120,305)	$(343,087)	$(664,969)

Foreign currency translation gain	19,564	29,337	5,117	23,532
Comprehensive loss	(66,121)	(90,968)	(337,970)	(641,437)
Other comprehensive loss (income) attributable to noncontrolling interests	73,361	(10,371)	78,626	(7,976)
Comprehensive income (loss) attributable to NowNews Digital Media Technology Co. Ltd.	$7,240	$(101,339)	$(259,344)	$(649,413)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(85,862)	$(120,299)	$(323,448)	$(661,828)
Net income (loss) from discontinued operations, net of income taxes	177	(6)	(19,639)	(3,141)
Net loss attributable to common stockholders	$(85,685)	$(120,305)	$(343,087)	$(664,969)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.01)	$(0.27)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.05)	$(0.01)	$(0.27)

Weighted average shares outstanding, basic and diluted	22,412,000	2,412,000	22,412,000	2,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,944)	$(932,931)
Loss from discontinued operations	54,104	8,654
Depreciation	57,091	42,657
Amortization	10,067	14,783
Loss from disposal of equipment	3,067	3,219
Loss from lawsuit settlement	-	19,914
Bad debt expense	27,390	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease (increase) in accounts receivable	197,473	(17,025)
Decrease in related-parties trade receivable	172,674	97,685
Decrease (increase) in security deposits	18,552	(1,434)
Increase in other current assets	(7,164)	(11,155)
Increase (decrease) in accounts payable	2,405	(358,195)
Increase (decrease) in advance from customers	4,307	(67,594)
Decrease in accrued expenses	(114,327)	(183,249)
(Decrease) increase in other current liabilities	(9,470)	34,668
Net cash used in continuing activities	(80,775)	(1,350,003)
Net cash used in discontinued operations	-	(33,642)
Net cash used in operating activities	(80,775)	(1,383,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(22,229)	-
Net cash used in continuing activities	(22,229)	-
Net cash used in investing activities	(22,229)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of current portion of long-term loan	-	(36,401)
Net (repayment of) proceeds from loans from related parties	(77,512)	1,150,678
Payments of capital lease obligations	(47,785)	-
Capital contributions from noncontrolling interest	635,754	-
Net cash provided by continuing activities	510,457	1,114,277
Net cash provided by discontinued operations	-	31,365
Net cash provided by financing activities	510,457	1,145,642

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(21,725)	(4,092)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	385,728	(242,095)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(2,277)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	385,728	(239,818)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	70,076	324,735
CASH & CASH EQUIVALENTS, ENDING BALANCE	$455,804	$84,917

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$3,117	$20,607
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$135,440	$-
Debt conversion to additional paid-in capital	$1,301,167	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

NowNews Digital Media Technology Co., Ltd. (Formerly Forever Zen Ltd.) (“NowNews” or “the Company”) was incorporated in Nevada on March 30, 2010. On November 11, 2013, Pioneer Media Investments Co., Ltd. purchased 1,500,000 shares of the Company’s common stock for $135,000 in cash from two of the Company’s shareholders.  Those 1,500,000 shares of common stock represented 62% of the Company’s issued and outstanding common stock immediately following the sale.  As a result of the transaction, a change in control of the Company occurred and in connection therewith. Mr. Alan Chen was elected as the Company’s president and sole director. Pioneer Media Investments Co., Ltd. is beneficially owned and controlled by Alan Chen.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively (see Note 10). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $4,265,466 and $3,922,379, and stockholders’ deficits of $299,562 and $1,162,292 as of September 30, 2015 and December 31, 2014, respectively. The net losses attributable to common stockholders of $343,087 and $664,969 for the nine months ended September 30, 2015 and 2014, respectively. In addition, current liabilities exceed current assets by $419,180 and $1,418,978 as of September 30, 2015 and December 31, 2014, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of $243,555 and $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $53,263 and $34,232, respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 years
Computer Equipment	3 to 5 years
Office Equipment and Furniture	5 years
Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $41,543 and $65,132 for the nine months ended September 30, 2015 and 2014, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $13,664 and $19,989 for the three months ended September 30, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2015 and 2014, no options or warrants were issued or outstanding.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$354,750	$572,743
Less: Allowance for doubtful accounts	(53,263)	(34,232)
Accounts receivable, net	$301,487	$538,511

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2015	2014
Capital Lease	$174,773	$-
Computer equipment	45,252	71,230
Leasehold improvement	20,082	107,622
Electronic equipment	14,391	141,345
Office equipment and furniture	4,761	353,692
	259,259	673,889
Less: Accumulated depreciation	(67,781)	(618,695)
	$191,478	$55,194

As of September 30, 2015, assets under capital lease of $174,773 represented server equipment (see Note 12). Depreciation expense for the three months ended September 30, 2015 and 201~~4~~ was $16,864 and $12,092, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $57,091 and $42,657, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30,	December 31,
	2015	2014
Copyrights	$857,637	$895,092
Software	24,616	25,691
Trademark	6,367	6,646
Patent	153	159
	888,773	927,588
Accumulated amortization	(870,551)	(898,548)
Intangible assets, net	$18,222	$29,040

Intangible assets amounted to $18,222 and $29,040 as of September 30, 2015 and December 31, 2014, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $857,637). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 2 to 10 years. Amortization expense related to copyrights was $1,248 and $1,342 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to copyrights was $3,812 and $8,425 for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, total amortization expense amounted to $3,274 and $3,397, respectively. For the nine months ended September 30, 2015 and 2014, total amortization expense amounted to $10,067 and $14,783, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,	Amount
2016	$10,978
2017	5,506
2018	1,693
2019	45
$18,222

NOTE 7: BANK LOANS

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.75% per annum, the term started April 9, 2013 with the maturity date October 9, 2014, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	$-	$440,452

Loan from Taiwan Shin Kong Commercial Bank Co., Ltd., interest rate at 2.5% per annum, the term started February 8, 2012 with the maturity date February 8, 2019, secured by a property owned by a Director of the Company (former Chairman) and his wife (currently the Director of Supervisory Committee of the Company), as well as their personal guarantees (see Note 14).	-	368,891
	-	809,343
Current portion	-	(488,048)
Total	$-	$321,295

Both loans as of December 31, 2014 had been repaid in full amount by Ms. Chiu-li Tu, the Director of Supervisory Committee of NOWnews Network, in February, 2015. See Note 10.

Interest expense for the nine months ended September 30, 2015 and 2014 amounted to $1,495 and $18,356, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Accrued payroll	$115,064	$112,315
Accrued professional fees	95,913	108,705
Accrued employee benefits and pension expenses	75,709	110,305
Accrued bonus	58,514	78,041
Accrued taxes	44,336	21,337
Accrued legal settlement	3,032	17,089
Accrued office rent and management fees	-	48,899
Other	27,379	64,014
Total	$419,947	$560,705

NOTE 9: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the nine months ended September 30, 2015 and 2014. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,815 (NT$120,000). No income tax liabilities existed as of September 30, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(15,700)	(25,229)	(36,374)	(54,284)
Valuation allowance	15,700	25,229	36,374	54,284
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(4,537)	(9,491)	(45,471)	(129,088)
Valuation allowance	4,537	9,491	45,471	129,088
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2015	2014

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0%)	(18.0%)
Changes in valuation allowance	(17.0%)	(17.0%)
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,052,107	$2,123,347
Less: Valuation allowance	(2,052,107)	(2,123,347)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2015 and December 31, 2014, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 10: STOCKHOLDERS’ EQUITY

As of September 30, 2015, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

In February, 2015, Ms. Chiu-li Tu paid off the bank loans obtained by NOWnews Network, amounted to approximately $809,343 as of December 31, 2014, on behalf of NOWnews Network (see Note 7). Immediately after the repayment, Ms. Tu and NOWnews Network entered an agreement that such repayment will be a shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction because Ms. Tu still serves as a Director of NOWnews Network. The Company has recorded additional paid-in capital of approximately $817,104 as of September 30, 2015 for this shareholder contribution.

On July 31, 2015, NOWnews Network entered an agreement with Alan Chen and Ms. Chiu-li Tu, pursuant to which, Alan Chen and Ms. Tu agreed to forgive to their debt due from NOWnews Network in the amount of approximately $116,255 (or NT$3.7 million) and $367,808 (or NT$11.6 million), respectively, as shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction, and such shareholder contribution has been recorded as additional paid-in capital.

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of September 30, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,802 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

NOTE 11: NON-CONTROLLING INTEREST

In August 2013, NOWnews Network established NOWnews International as a 55% owned subsidiary. Mr. Shu-sen Chang, the former Chairman and current director of NOWnews Network, and one other shareholder, owns 10% and 35% of NOWnews International, respectively.

During September through December 2013, Sky Media acquired 66% of NOWnews Network from Mr. Alan Chen. Mr. Chen owned 84.3% of common stock of NOWnews Network prior to the Restructuring Transaction.

On August 14 and September 8, 2015, NOWnews Network issued additional 1,650,000 and 350,000 shares of common stock to non-controlling shareholders, respectively, pursuant to the Stock Purchase Agreement (see Note 10). As a result, Sky Media owned 57% of NOWnews Network.

Non-controlling interest consisted of the following:

	September 30,	December 31,
	2015	2014
Beginning balance	$(493,747)	$(306,870)
Capital contributed by non-controlling interest	799,544	-
Net loss attributed to non-controlling interest	(153,857)	(210,510)
Other comprehensive (loss) income attributable to non-controlling interest	(78,626)	23,633
Ending balance	$73,314	$(493,747)

NOTE 12: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $174,773 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the nine-month period ended September 30, 2015 was $16,831.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2018. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of September 30,	Capital Leases Amount	Operating Leases Amount
2016	$100,234	$87,240
2017	30,971	44,532
2018	-	1,244
Total minimum payments	$131,205	$133,016

The Company incurred rent expenses of $23,421 and $61,505 for the three months ended September 30, 2015 and 2014, respectively. The Company incurred rent expenses of $100,473 and $180,700 for the nine months ended September 30, 2015 and 2014, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,677 (NT$550,000) in compensatory damages from NOWnews Network, $53,062 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,129 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,129 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 10). As of the date of this report, the sale of Phase I has been completed.

NOTE 13: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. Operating results for the discontinued business are presented in the following tables:

For The Nine Months Ended
September 30, 2015
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	(54,104)
Loss before income taxes	(54,104)
Income taxes	-
Net loss	$(54,104)

Net assets of discontinued operations as of September 30, 2015 were as follows:

Net assets:
As of September 30, 2015
Cash & cash equivalents	$3,951
Accounts receivable, net	228
Other current assets	10,532
Current assets	$14,711
Accounts payable	159
Accrued expenses	378
Due to related parties	95,732
Current liabilities	$96,269

NOTE 14: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of NOWnews International (see Note 1)
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and the former Chairman of NOWnews Network.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen. Current Director of Supervisory Committee of NOWnews Network
Mr. Shang-hong Lin	Chairman of NOWnews Network

Transactions

	For the Nine Months Ended September 30,
	2015	2014
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$12,715	$-
Sales to Chunghwa Wideband Best Network Co., Ltd.	-	15,177
Sales to Chunghwa United International Development Co., Ltd.	-	2,923
Total	$12,715	$18,100

The primary services provided by NOWnews Network to those related parties were advertisement space on NOWnews Network’s website and broadcasting right of the films and news articles owned by NOWnews Network.

Due from related parties

	September 30,	December 31,
	2015	2014
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$-	$77,532
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	-	42,855
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	38,509
Trade receivable from Youchu International Digital Technology Co., Ltd.	-	6,329
Trade receivable from Chunghwa United International Development Co., Ltd.	-	2,926
Trade receivable from Chunghwa United Co., Ltd.	-	2,089
Trade receivable from Wowtoday Co., Ltd.	-	1,661
Total	$-	$171,901

Due to related parties

	September 30,	December 31,
	2015	2014
Due to Mr. Alan Chen	$452,848	$649,377
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	35,817	-
Due to Jin Hao Kang Marketing Co., Ltd	364	32,595
Due to Chunghwa United International Development Co., Ltd.	206	-
Due to Shang-hong Lin	28	-
Due to Ms. Chiu-li Tu	-	212,185
Due to Hwalian International Business Co., Ltd.	-	178,339
	$489,263	$1,072,495

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews Network. In addition, the property collateralized for the long-term loans was owned by Mr. Chen and Ms. Tu (see Note 7).

NOTE 15: SUBSEQUENT EVENT

Management has evaluated subsequent events through November 16, 2015, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

We were incorporated as Forever Zen Ltd. on March 20, 2010 under the laws of the State of Nevada. On December 13, 2013, we changed our name to NowNews Digital Media Technology Co Ltd. and planned to enter into the business of internet media and news content. Prior to the Share Exchange as defined below, we were a development stage company and had not yet realized any revenues from our planned operations.

On November 14, 2014, we entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide Media Investments Corp., an Anguilla corporation (“Worldwide”), the shareholders of Worldwide, and NOWnews Network Co., Ltd., a Taiwan corporation (“NOWnews Network”). Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide (the “Share Exchange”). Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd. (“Sky Media”), owned 66% of all the issued and outstanding capital stock of NOWnews Network immediately following the Share Exchange.

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

On August 14 and September 8, 2015, NOWnews Network issued 1,650,000 and 350,000 shares of common stock to new shareholders, respectively. As a result, our ownership in NOWnews Network dropped from 66% to 57%.

 Results of Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014:

	For The Three Months Ended
	September 30,		Change in
	2015	2014	$	%

Net revenue	$620,742	$687,169	$(66,427)	(10)
Cost of revenue	(350,634)	(418,548)	67,914	(16)
Gross profit	270,108	268,621	1,487	1

Selling expenses	(150,114)	(153,165)	3,051	(2)
General and administrative expenses	(220,205)	(254,462)	34,257	(13)
Total operating expense	(370,319)	(407,627)	37,308	(9)

Operating loss	(100,211)	(139,006)	38,795	(28)

Other income (expense)
Interest income	-	876	(876)	(100)
Interest expense	(753)	(7,368)	6,615	(90)
Other income (expense), net	2,594	1,037	1,557	150
Total other income (expense)	1,841	(5,455)	7,296	(134)

Loss from continuing operations before income taxes	(98,370)	(144,461)	46,091	(32)
Income taxes	-	-	-	-
Loss from continuing operations	(98,370)	(144,461)	46,091	(32)
Income (loss) from discontinued operations, net of income taxes	485	(17)	502	2,953

Net loss	(97,885)	(144,478)	46,593	(32)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	12,508	24,162	(11,654)	(48)
Net (income) loss from discontinued operations	(308)	11	(319)	(2,900)
Total net loss attributable to noncontrolling interest	12,200	24,173	(11,973)	(50)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(85,685)	$(120,305)	$34,620	(29)

Net Revenue

Our net revenue for the three months ended September 30, 2015 was $0.62 million, a decrease of $0.07 million or 10% from $0.69 million for the three months ended September 30, 2014. The decrease was primarily due to the decrease in advertisement revenue and licensing revenue.

Advertising

Our advertising avenue was $0.57 million for the three months ended September 30, 2015, a decrease of $0.04 million, or 7%, from $0.61 million for the three months ended September 30, 2014. Our web server had experienced instability due to change of service vendor for our web maintenance in the second quarter of year 2015. Such instability has caused decrease in advertisement posted on our website since then, resulting in the decrease of advertisement revenue in the three months ended September 30, 2015.

Licensing and Services

Our revenue from content licensing and services was $0.05 million for the three months ended September 30, 2015, a decrease of $0.02 million, or 29%, from $0.07 million for the three months ended September 30, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.35 million for the three months ended September 30, 2015, compared to $0.42 million for the three months ended September 30, 2014, a decrease of $0.07 million, or 16%. The decrease was mainly due to the decrease of $0.03 million in advertisement cost, and $0.02 million in labor costs.

Gross Profit

Gross profit remains flat for the three months ended September 30, 2015 as compared to the same period in 2014. Gross profit margin was 43.51% for the three months ended September 30, 2015 as compared to 39.09% for the same period in 2014. The higher gross profit margin was due to the decrease in cost of revenue.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.003 million, or 2%, from $0.153 million for the three months ended September 30, 2014, to $0.15 million for the three months ended September 30, 2015. The decrease in selling expenses was primarily due to the decrease in labor costs resulting from decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.03 million, or 13%, from $0.25 million for the three months ended September 30, 2014 to $0.22 million for the three months ended September 30, 2015. The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $753 compared to $7,368 for the three months ended September 30, 2014, a decrease of $6,615, or 90%. The decrease in interest expense was primarily due to reduced bank loans incurred for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014.  The bank loans were paid off in full amount in February, 2015. Interest expense recognized in the three months ended September 30, 2015resulted from capital lease.

Net Loss

As a result of the above factors, we have net loss of approximately $0.10 million for the three months ended September 30, 2015 as compared to net loss of approximately $0.14 million for the three months ended September 30, 2014, representing a decrease of loss of approximately $0.04 million, or approximately 32%.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	For The Nine Months Ended
	September 30,		Change in
	2015	2014	$	%

Net revenue	$1,658,953	$1,980,678	$(321,725)	(16)
Cost of revenue	(1,038,663)	(1,418,035)	379,372	(27)
Gross profit	620,290	562,643	57,647	10

Selling expenses	(347,487)	(492,718)	145,231	(29)
General and administrative expenses	(715,878)	(975,544)	259,666	(27)
Total operating expense	(1,063,365)	(1,468,262)	404,897	(28)

Operating loss	(443,075)	(905,619)	462,544	(51)

Other income (expense)
Interest income	203	1,304	(1,101)	(84)
Interest expense	(3,117)	(19,549)	16,432	(84)
Other income (expense), net	3,149	(413)	3,562	(862)
Total other income (expense)	235	(18,658)	18,893	(101)

Loss from continuing operations before income taxes	(442,840)	(924,277)	481,437	(52)
Income taxes	-	-	-	0
Loss from continuing operations	(442,840)	(924,277)	481,437	(52)
Loss from discontinued operations, net of income taxes	(54,104)	(8,654)	(45,450)	525

Net loss	(496,944)	(932,931)	435,987	(47)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	119,392	262,449	(143,057)	(55)
Net loss from discontinued operations	34,465	5,513	28,952	525
Total net loss attributable to noncontrolling interest	153,857	267,962	(114,105)	(43)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(343,087)	$(664,969)	$321,882	(48)

Net Revenue

Our net revenue for the nine months ended September 30, 2015 was $1.66 million, a decrease of $0.32 million or 16% from $1.98 million for the nine months ended September 30, 2014. The decrease was primarily due to the decrease in licensing and services revenue and E-commerce revenue, partially offset by the increase in advertisement revenue.

Advertising

Our advertising avenue was $1.52 million for the nine months ended September 30, 2015, an increase of $0.04 million, or 3%, from $1.48 million for the nine months ended September 30, 2014. The slight increase represented our continuing focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.14 million for the nine months ended September 30, 2015, a decrease of $0.10 million, or 42%, from $0.24 million for the nine months ended September 30, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

E-Commerce

E-commerce revenue was $1,319 for the nine months ended September 30, in 2014, representing a $0.25 million decrease, or 99%, in the nine months ended September 30, 2015, attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. We are currently in the process of evaluating and adjusting this line of business.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $1.04 million for the nine months ended September 30, 2015, a decrease of $0.38 million, or 27%, as compared to $1.42 million for the nine months ended September 30, 2014. The decrease was mainly due to the decrease of $0.24 million in cost of goods sold in E-commerce, $0.08 million in website maintenance cost, and $0.06 million in labor costs.

Gross Profit

Gross profit increased approximately $0.06 million, or 10%, for the nine months ended September 30, 2015, as compared to the same period in 2014, due to the substantial decrease in cost of revenue. Gross profit margin was 37.39% for the nine months ended September 30, 2015 as compared to 28.41% for the same period in 2014.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.14 million, or 29%, from $0.49 million for the nine months ended September 30, 2014, to $0.35 million for the nine months ended September 30, 2015. The decrease in selling expenses was primarily due to the decrease in labor costs resulting from the decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.26 million, or 27%, from $0.98 million for the nine months ended September 30, 2014 to $0.72 million for the nine months ended September 30, 2015. The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $3,117 compared to $19,549 for the nine months ended September 30, 2014, a decrease of $16,432, or 84%.  The decrease in interest expense was primarily due to reduced bank loans incurred for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014 as we repaid our bank loans in full in February, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $0.50 million for the nine months ended September 30, 2015 as compared to net loss of approximately $0.93 million for the nine months ended September 30, 2014, representing a decrease of loss of approximately $0.43 million, or approximately 47%.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital deficit of $419,180 as compared to working capital deficit of $1,418,978 as of December 31, 2014. We had cash and cash equivalents of $455,804 as of September 30, 2015, an increase of $385,728, or 550% from $70,076 as of December 31, 2014.   Our principal sources and uses of funds were as follows:

	For the Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(80,775)	$(1,350,003)
Net cash used in investing activities	(22,229)	-
Net cash provided by financing activities	510,457	1,114,277
Net cash used in discontinued operations	-	(2,277)
Effect of exchange rate change on cash and cash equivalents	(21,725)	(4,092)
Net increase (decrease) in cash and cash equivalents	$385,728	$(242,095)

Net cash used in operating activities of continuing operations was approximately $0.08 million for the nine months ended September 30, 2015, compared to net cash used in operating activities of approximately $1.35 million for the nine months ended September 30, 2014.  The decrease of $1.27 million of cash used in operating activities was primarily due to the decrease in net loss of $0.44 million and increase of cash provided from changes in accounts receivable, related-party trade receivable, and accounts payable of approximately $0.65 million.

Net cash used in investing activities of continuing operations was $0.02 million for the nine months ended September 30, 2015, compared to $0 for the same period last year. We used $22,229 in the addition of leasehold improvement during the nine month period ended September 30, 2015.

Net cash provided by financing activities of continuing operations amounted to approximately $0.51 million for the nine months ended September 30, 2015, compared to approximately $1.11 million cash provided for the nine months ended September 30, 2014, representing a decrease of approximately $0.60 million.  The decrease in net cash provided from financing activities was mainly due to the decrease of $1.23 million of the proceeds received from related party loans, offset by the increase of $0.64 million of capital contribution provided by noncontrolling shareholders during the nine months ended September 30, 2015, compared to the same period in 2014.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of $243,555 and $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2015 and December 31, 2014, the Company assessed the allowance for doubtful accounts of $53,263 and $34,232, respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 years
Computer Equipment	3 to 5 years
Office Equipment and Furniture	5 years
Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $41,543 and $65,132 for the nine months ended September 30, 2015 and 2014, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $13,664 and $19,989 for the three months ended September 30, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2015 and December 31, 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2015 and 2014, no options or warrants were issued or outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Yih-Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,677 (NT$550,000) in compensatory damages from NOWnews Network, $53,062 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,129 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,129 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: November 17, 2015	By:	/s/ Yih-Jong Shy
Yih-Jong Shy
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2015	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)