Form 10-K
period 2015-12-31
NowNews Digital Media Technology Co. Ltd.
filed 2016-03-31
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 333-171637

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

(Exact name of registrant as specified in its charter)

Nevada	56-2012361
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City, Taiwan	114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Common Stock, Par Value $0.001

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of June 30, 2015 was approximately $65 million based on the closing price of $5.001 on June 30, 2015.

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 30, 2016 is 22,412,000.

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

PART I

Item 1. Business.

Corporate History

We were incorporated as Forever Zen Ltd. on March 20, 2010 under the laws of the State of Nevada. On December 13, 2013, we changed our name to NowNews Digital Media Technology Co., Ltd. and planned to enter into the business of internet media and news content. Prior to the Share Exchange described below, we were a development stage company and had not yet realized any revenues from our planned operations.

On November 14, 2014, we entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide Media Investments Corp., an Anguilla corporation (“Worldwide”), the shareholders of Worldwide, and NOWnews Network Co., Ltd., a Taiwan corporation (“NOWnews Network”). Pursuant to the Share Exchange Agreement, (i) the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd. (“Sky Media”), owns 66% of all the issued and outstanding capital stock of NOWnews Network(the “Share Exchange”).. As a result of the Share Exchange, Worldwide and Sky Media become our wholly owned subsidiary and NOWnews Networkis now our majority owned subsidiary in which we indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, we ceased to be a shell company.

In connection with the Share Exchange Agreement, Alan Chen and his spouse, Chiu-Li Tu, executed a personal guarantee in favor of the Company whereby they jointly and severally guarantees to make a cash payment to the Company in the amount of the net loss from operations of the Company, if any, within 15 business days of the date of the issuance of the audited financial statements of the Company for each of the fiscal years ended December 31, 2014 and 2015.

On August 5, 2015, NOWnews Network , Sky Media, Mr. Alan Chen and his spouse, Chiu-Li Tu, entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively. As a result of the Stock Purchase, NOWnews Network is now our majority owned subsidiary in which we indirectly holds 57% of the equity interest.

Corporate Structure

The diagram below illustrates our corporate structure as of the date of this report.

Worldwide was incorporated in Anguilla on June 4, 2013 under the Anguilla International Business Companies Act, 2000.

Sky Media was incorporated under the laws of Anguilla on June 4, 2013.

NOWnews Network Co. Ltd. (“NOWnews Network”) was incorporated in Taipei City, Taiwan on June 8, 2006. NOWnews Network is our primary operating subsidiary as of December 31, 2015.

NOWnews Network owns 55% of the equity interest of Nownews International Marketing Co., Ltd, a Taiwan corporation (“Nownews International”), primarily engaged in sales of advertising spaces in newspapers. The operation of Nownews International was terminated in December 2013.

Recent Development

Change in Principal Executive Offices

In an effort to save costs, we decided to terminate our existing lease with Shin Kong Life Insurance Co., Ltd. for the office space at 4F No. 550, Riuguang Road, Neihu, District, Taipei City 114, Taiwan, for which we pay approximately $10,000 per month. On March 3, 2015, we signed an office lease with Yiqiu International Department Store Co., Ltd. from whom we lease a floor area of approximately 7,117.35 square feet for a term of two years with a monthly rent of approximately $7,045 (NT$231,000). The lease expires on April 14, 2017. Our principal executive offices have been moved to 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan. On March 15, 2015, we terminated the lease with Shin Kong without any penalty for early termination.

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

News Content Licensing

We have our own team comprising journalists and editors who produce approximately 350 - 500 news articles/reports on a daily basis, covering real-time diversified news including politics, finance, life, technology, sport, entertainment, travel and others. Besides, NOWnews Network also licenses its self-created news content to major portals and corporate partners with more extensive news network, such as Yahoo Hong Kong, Yahoo Taiwan, MSN Taiwan, Yam, Sina Taiwan, Taiwan Mobile, Chunghwa Telecom, Far EasTone Telecommunications Co. Ltd., Vibo Telecom, etc.

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

E-Commerce

We started our E-commerce business in July 2012 when we partnered with some online shopping websites and received commissions for diverting our website traffic to these shopping websites. We launched our E-commerce platform, NOWshopping, in March 2013 and engaged in the online sales of electronic products including electronics and computers, appliances etc. However, we suspended this line of business in April 2014 due to continuous losses and terminated it at the end of 2015.

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

Major Customers

For the fiscal year ended December 31, 2015, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
Google	221,062	9.00%
Zenithoptimedia Co., Ltd.	178,662	7.27%
GuoShi Partners Co.	172,501	7.02%

For the fiscal year ended December 31, 2014, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
Yahoo Taiwan Inc.	159,104	5.43%
GuoShi Partners Co.	141,601	4.83%
Zenithoptimedia Co., Ltd.	133,900	4.57%

Employees

As of the date of this report, we have 80 employees, all of whom are full-time and are based in Taiwan. The breakdown of our employees based on departments is set forth below:

Department	Number of Employees
News	49
Sales and Marketing	20
Innovation and Development	3
Finance	3
Administration	5

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Regulation

Regulatory Authorities

We are subject to the supervision of the National Communications Commission of Republic of China (the “NCC”). The NCC was established in February 2006.

Permits, Licenses and Approvals

Pursuant to the Provisions on Broadcasting and Television Program Supply, to obtain the permit to engage in broadcasting and TV program supply business, we are required to meet two criteria: (i) minimum registered capital of NT$1,200,000 and (ii) minimum office area of approximately 377square feet. The operating permit should be obtained from Ministry of Culture before we apply for the business license for regular companies. As of the date of this report, NOWnews Network has obtained the approval for (i) production and distribution of radio and TV programs and (ii) radio and TV advertisement.

We believe we have all requisite permits, approvals and licenses to conduct our businesses.

Rating of Internet Content

The Regulations for the Rating of Internet Content was abolished by the NCC in 2012. At present, the rating of internet content is governed by Article 46 of the Protection of Children and Youths Welfare and Rights Act (last amended on August 8, 2012), which requires that all internet platform providers adopt their own rules implementing “clear and practicable” protection measures in accordance with the internet content supervisory institutions engaged by the NCC and other relevant authorities to prevent youth and children from having access to harmful internet contents. An internet platform provider is required to restrict children and youths from having access to internet content upon the relevant authority’s notification that such internet contents may be harmful or that such internet platform provider failed to implement “clear and practicable” protection measures.

Personal Data Protection Act

On May 26, 2010, the President of the Republic of China announced the amendment of the Personal Information Protection Act, or PIPA, which replaced the former Computer-Processed Personal Data Protection Act, or CPPDPA, and became fully effective on October 1, 2012, except for its Articles 6 and 54 that await further determination by the Executive Yuan. Under the PIPA, every individuals or governmental or non-governmental agencies, including us, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, generic information, sex life, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. If we fail to comply with the PIPA, we may be subject to serious punishment for civil claims, criminal offenses and administrative liabilities: the ceiling of the aggregate compensation amount for damages payable in a single case will be up to NT$200 million or the actual value of loss arising from our violation provided the amount of actual value of such loss is higher than NT$200 million; the defendant may be subject to an imprisonment of up to five years; and the penalty for administrative liabilities will be up to NT$500,000 for each violation, and may be imposed consecutively if such violation continues.

Foreign Investment

Pursuant to the provisions of the Statute for Investment by Foreign Nationals, there are only a few industries where foreign investments are restricted. None of the businesses of NOWnews Network fall under the restricted industries. Therefore, there is no restriction on foreign ownership in NOWnews. However, Taiwan restricts investments by the PRC nationals. In accordance with the Rules on Investment Permit by Nationals from the People’s Republic of China, only certain industries are open to the PRC nationals. The following businesses of NOWnews Network are open to the PRC nationals: Online and catalog shopping, non-store retail, portal website operation, data processing, website management and related services.

News Regulation

As a news generator, we are subject to regulations on contents of news. We are prohibited from creating or distributing certain news including but not limited to the following:

News that damages people’s reputation

News that invades people’s privacy

News that involves information on national defense

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

Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($15,249) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or Taiwan suffers serious trade deficit.

Tax

The current principal regulations governing tax in Taiwan include the following:

Income Tax Law, latest amended on December 2, 2015;

The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

Value-Added and Non-Value-Added Business Tax Law, latest amended on December 30, 2015; and

The Implementation Rules of Value-Added and Non-Value-Added Business Tax Law, latest amended on December 23, 2015.

Under the Income Tax Law, there are two kinds of income tax, comprehensive income tax for individuals and income tax for enterprises operating for profit, respectively.

Individuals who have income with a source within Taiwan must pay comprehensive income tax on their income sourced within Taiwan; while non-resident individuals having income with a source within Taiwan, except otherwise provided in the Income Tax Law, shall pay tax based on the amount attributable to the sources of their income.

The enterprise with head office located in Taiwan shall pay profit-seeking income tax on its global income both within and outside Taiwan; while the enterprises with head office outside Taiwan shall only pay profit-seeking income tax on its business income sourced from within Taiwan.

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($1,830) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 45%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($3,660). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

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

the court rendering the judgment has jurisdiction over the subject matter according to the laws of the Republic of China;

the judgment and the court procedure resulting in the judgment are not contrary to the public order or good morals of the Republic of China;

if the judgment was rendered by default by the court rendering the judgment, we, or our officers and directors, were duly served within a reasonable period of time in accordance with the laws and regulations of the jurisdiction of the court or process was served on us with judicial assistance of the Republic of China; and judgments at the courts of the Republic of China are recognized and enforceable in the court rendering the judgment on a reciprocal basis.

A party seeking to enforce a foreign judgment in the Republic of China would be required to obtain foreign exchange approval from the Central Bank of the Republic of China (Taiwan) for the payment out of Taiwan of any amounts recovered in connection with the judgment denominated in a currency other than NT dollars if a conversion from NT dollars to a foreign currency is involved.

Market Opportunities

Our current primary focus is on the Taiwan market. The success of our business is tied to the size and vitality of Taiwan’s economy. According to the World Bank, Taiwan’s gross domestic product in 2014 grew 3.58% year over year to $529.60 billion.

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

udn.com

appledaily.com.tw

Chinatimes.com

ltn.com.tw

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

We have been focusing on new media operations and interaction with its members and fans. We believe we are the first news media which opened official accounts on LINE and WeChat, two very popular mobile messengers in Asia and created NOWnews Network fan group on Facebook.

With the growing popularity of mobile devices, we are the first to develop applications on mobile devices offering users real-time news anywhere at any time. The current daily traffic on our website exceeds 14 million and is mobile website has a daily traffic volume of approximately 4 million.

We have won many awards and is highly recognized and rated among our peers. Recognition and awards include:

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

We have a very large member base, which includes approximately 1.6 million members, 320,000 shopping members, 300,000 Facebook fans and 800,000 LINE subscribers and 100,000 Wechat subscribers. We believe this member base will keep increasing and we will leverage this membership base to expand our business. PRC implements strict control over the media. However, we are the only Taiwan internet media to which the PRC residents have full access – this, we believe, provides us with access to a very large potential reader base and tremendous business opportunities. Currently, approximately 7% of our traffic is from the PRC. Through our platform, we can build a cross-strait service system where we can promote Taiwan’s services or products to readers in the PRC. However, PRC regulatory authorities may find the contents on our website/mobile applications objectionable and block users in China from accessing our website and/or mobile applications.

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

Our servers run on our own web-based platforms. These servers are maintained at Amazon in the United States and our offices in Taiwan. We believe that our hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network- server intrusion and timeliness of content.

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

Trademarks

As of the date of this report, we have registered an aggregate of 17 trademarks in various categories and are in the process of applying for an additional four trademarks in Taiwan and the PRC. Set forth below is a list of our trademarks:

Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	2/16/2007	1/31/2018	35, 41
		2/16/2007	11/30/2017	38, 42
		2/16/2008	2/15/2018	16, 35,42

		Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	5/7/2007	2/15/2018	16, 35, 42
		5/7/2007	8/31/2018	9, 38, 41

	Taiwan	4/3/2008	12/15/2018	9, 16, 35, 38, 41

	Taiwan	5/6/2009	4/15/2020	35
		5/6/2009	2/15/2020	38
		5/6/2009	2/15/2025	9

	Taiwan	6/30/2010	9/15/2021	9, 16, 35, 38, 41

	PRC	8/2/2010	12/23/2023	9
		8/2/2010	4/13/2022	16
		8/2/2010	5/6/2024	35
		8/2/2010	6/2/2024	41

	Taiwan	5/19/2010	1/31/2021	9, 16, 35, 38, 41

	Taiwan	5/6/2009	4/15/2020	35
		5/6/2009	2/15/2020	9, 38, 41

	Taiwan	2/1/2013	1/31/2023	35

		Valid Period
Trademarks	Jurisdiction	From	To	Categories

	Taiwan	8/18/2013	7/31/2023	16
		11/16/2013	11/15/2023	35, 41

	Taiwan	11/2/2012	8/15/2023	35

	PRC	4/7/2008	2/6/2022	16

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan, where we lease approximately 7,117.35 square feet of office space under a lease that expires April 14, 2017. Our monthly lease payment for this office space is approximately $7,045 (NT$231,000).

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

Wang Matter

On April 4, 2010, Ms. Mei-hsin Wang filed a claim against NOWnews Network in the Taiwan Taipei District Court (the “Taipei District Court”) in connection to a news article NOWnews Network purchased from Eastern Television Co., Ltd. (“ETTV”). Ms. Wang claims that the news article published on NOWnews Network’s website contained a false statement that harms the reputation of Ms. Wang. Ms. Wang seeks approximately $60,994 (NT$2 million) in compensatory damages and newspaper apology from ETTV and NOWnews Network. On July 8, 2011, the Taipei District Court entered a judgment of first instance against ETTV and NOWnews Network in the amount of approximately $18,298 (NT$600,000).

On August 8, 2011, NOWnews Network appealed against the judgment of first instance to the Taiwan Superior Court (the “Superior Court”). On November 13, 2013, the Superior Court reversed the judgment of first instance and entered the judgment of second instance that NOWnews Network and ETTV shall pay the plaintiff approximately $9,149 (NT$300,000) and $9,149 (NT$300,000), respectively, and apologize on the newspapers specified.

In November, 2013, NOWnews Network filed a motion in the Supreme Court against the judgment of second instance. The Supreme Court denied the motion on December 19, 2013. NOWnews Network accrued contingent loss of approximately $9,149 (NT$300,000) for the year ended December 31, 2010. In addition, NOWnews Network accrued expenses related to the newspaper apology during the year ended December 31, 2013 in the amount of approximately $23,233 (NT$700,000). In February 2014, NOWnews Network paid approximately $9,149 (NT$300,000) to Ms. Mei-hsin Wang as damages and apologized on certain specified newspapers.

Election Matter

On March 7, 2013, NOWnews Network  received a letter from Taichung City Election Commission indicating the content of a news article published by NOWnews Network on January 17, 2013 appears to violate the Civil Servants Election And Recall Act of Taiwan On October 4, 2013, the Central Election Commission (the “CEC”) determined that NOWnews Network violated the Civil Servants Election And Recall Act and imposed a penalty of approximately $15,249 (NT$500,000) and $15,249 (NT$500,000) on NOWnews Network and Mr. Shu-sen Chang, NOWnews Network’ legal representative and Chairman, respectively.

On November 4, 2013, NOWnews Network filed an appeal in the Administrative Appeal Committee under the Executive Yuan of Taiwan government against the decision of CEC based on the Taiwan Administrative Appeal Act. The Administrative Appeal Committee denied NOWnews Network’ appeal on February 14, 2014. NOWnews Network accrued contingent loss of approximately $30,497 (NT$1,000,000) during the year ended December 31, 2013. In 2014, NOWnews Network paid a fine of approximately $30,497 (NT$1,000,000) and this action is closed.

Election Matter (Yamedia)

The news article published on January 17, 2013, as described in Election Matter was published simultaneously by one of NOWnews Network’ customers, Yamedia Inc. (“Yamedia”) based on the sales agreement between Yamedia and NOWnews Network. According to the agreement, if the news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses Yamedia may occur.

On October 8, 2013, the CEC determined that Yamedia violated the Civil Servants Election and Recall Act and imposed a penalty of approximately $15,249 (NT$500,000) and $15,249 (NT$500,000) on Yamedia and the legal representative of Yamedia, respectively. Based on the above terms in the sales agreement, NOWnews Network shall compensate the losses of approximately $30,497 (NT$1,000,000) for such penalty. NOWnews Network accrued contingent loss of approximately $30,497 (NT$1,000,000) during the year ended December 31, 2013. In 2014, NOWnews Network paid a fine of approximately $30,497 (NT$1,000,000) and this action is closed.

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,773 (NT$550,000) in compensatory damages from NOWnews Network, $53,370 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,199 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,199 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. During the year ended December 31, 2015, NOWnews Network  has made payment of $11,813 (NT$375,000) in connection with this legal matter.

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

	High	Low
First Quarter of 2015 (for the period end March 28, 2016)	$6.80	$6.00

Year ended December 31, 2015
1st Quarter	$5.00	$5.00
2nd Quarter	$5.00	$5.00
3rd Quarter	$5.00	$5.00
4th Quarter	$7.80	$6.50

Year ended December 31, 2014
1st Quarter	$1.50	$1.50
2nd Quarter	$1.50	$1.50
3rd Quarter	$6.10	$1.50
4th Quarter	$6.30	$5.00

As of March 25, 2016, we had 22,412,000 shares of common stock outstanding and held of record by 510 stockholders..

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

Overview

We were incorporated as Forever Zen Ltd. on March 20, 2010 under the laws of the State of Nevada. On December 13, 2013, we changed our name to NowNews Digital Media Technology Co Ltd. with the plan to enter into the business of internet media and news content. Prior to the Share Exchange as defined below, we were a development stage company and had not yet realized any revenues from our planned operations.

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

As a result of the consummation of the Share Exchange on November 14, 2014, NOWnews Network became, indirectly through Worldwide and Sky Media, a majority-owned subsidiary of the Company. We are now, through NOWnews Network, engaged in creating, collecting and distributing news and information through our website http://www.nownews.com/ and our applications on mobile phones or tablets.

We currently generate revenue primarily from online advertising and marketing services and news content licensing. We historically had revenues from online product sales in the E-commerce business and editing services for customers. Since our editing service was not profitable, we ceased this service in December 2013. In addition, we also suspended our E-commerce business in April 2014 and eventually terminated the E-commerce business at the end of 2015 due to the continuous loss from this business.

On August 14 and September 8, 2015, NOWnews Network issued 1,650,000 and 350,000 shares of common stock to new shareholders, respectively. As a result, our ownership in NOWnews Network dropped from 66% to 57%.

Results of Operations for the Years Ended December 31, 2015 and 2014

	For The Years Ended
	December 31,		Change in
	2015	2014	$	%

Net revenue	$2,458,785	$2,932,751	$(473,966)	(16)
Cost of revenue	(1,474,886)	(1,819,883)	344,997	(19)
Gross profit	983,899	1,112,868	(128,969)	(12)

Selling expenses	(508,480)	(606,355)	97,875	(16)
General and administrative expenses	(1,002,819)	(1,384,823)	382,004	(28)
Total operating expense	(1,511,299)	(1,991,178)	479,879	(24)

Operating loss	(527,400)	(878,310)	350,910	(40)

Other income (expense)
Interest income	412	1,556	(1,144)	(74)
Interest expense	(4,377)	(25,103)	20,726	(83)
Other income, net	4,088	2,664	1,424	53
Total other income (expense)	123	(20,883)	21,006	(101)

Loss from continuing operations before income taxes	(527,277)	(899,193)	371,916	(41)
Income taxes	-	-	-	0
Loss from continuing operations	(527,277)	(899,193)	371,916	(41)
Loss from discontinued operations, net of income taxes	(64,794)	(8,604)	(56,190)	653

Net loss	(592,071)	(907,797)	315,726	(35)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	72,987	205,029	(132,042)	(64)
Net loss from discontinued operations	41,274	5,481	35,793	653
Total net loss attributable to noncontrolling interest	114,261	210,510	(96,249)	(46)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(477,810)	$(697,287)	$219,477	(31)

Net Revenue

Our net revenue for the year ended December 31, 2015 was $2.46 million, a decrease of $0.47 million or 16% from $2.93 million for the year ended December 31, 2014. The decrease was primarily due to the decrease in licensing and services revenue and E-commerce revenue and advertisement revenue.

Advertising

Our advertising avenue was $2.27 million for the year ended December 31, 2015, a decrease of $0.09 million, or 4%, from $2.36 million for the year ended December 31, 2014. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.19 million for the year ended December 31, 2015, a decrease of $0.11 million, or 37%, from $0.30 million for the year ended December 31, 2014. The decrease was primarily due to the termination of our low-profit news editing services to Yahoo Taiwan. Such services were supplementary to our licensing arrangements with them.

E-Commerce

E-commerce revenue was $2,117 for the year ended December 31, in 2014, representing a $0.25 million decrease, or 99%, in the year ended December 31, 2015, attributable to suspension of our E-Commerce business in April 2014 due to continuous losses. This business was terminated at the end of 2015.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, E-commerce costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $1.47 million for the year ended December 31, 2015, a decrease of $0.35 million, or 19%, as compared to $1.82 million for the year ended December 31, 2014. The decrease was mainly due to the decrease of $0.23 million in cost of goods sold in E-commerce and $0.10 million in advertisement cost.

Gross Profit

Gross profit decreased approximately $0.13 million, or 12%, for the year ended December 31, 2015, as compared to the same period in 2014, due to the substantial decrease in net revenue. Gross profit margin was 40% for the year ended December 31, 2015 as compared to 38% for the same period in 2014.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount decreased by $0.10 million, or 16%, from $0.61 million for the year ended December 31, 2014, to $0.51 million for the year ended December 31, 2015. The decrease in selling expenses was primarily due to the decrease in labor costs resulting from the decrease in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.38 million, or 28%, from $1.38 million for the year ended December 31, 2014 to $1.00 million for the year ended December 31, 2015. The decrease in general and administration expenses was principally due to the decrease in payroll resulting from reduction in the number of employees.

Interest Expense

Interest expense for the year ended December 31, 2015 was $4,377 compared to $25,103 for the year ended December 31, 2014, a decrease of $20,726, or 83%. The decrease in interest expense was primarily due to reduced bank loans incurred for the year ended December 31, 2015 as compared with the year ended December 31, 2014 as we repaid our bank loans in full in February, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $0.59 million for the year ended December 31, 2015 as compared to net loss of approximately $0.91 million for the year ended December 31, 2014, representing a decrease of loss of approximately $0.32 million, or approximately 35%.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $4,400,189 and $3,922,379, and stockholders’ deficits of $437,293 and $1,162,292 as of December 31, 2015 and 2014, respectively. The net losses attributable to common stockholders of $477,810 and $697,287 for the years ended December 31, 2015 and 2014, respectively. In addition, current liabilities exceed current assets by $497,578 and $1,418,978 as of December 31, 2015 and 2014, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain such resources for us include (1) obtaining capital from the sale of its equity securities, (2) sales of our services, (3) short-term and long-term borrowings from banks, and (4) short-term borrowings from stockholders or other related party(ies) when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of its plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

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

As of December 31, 2015, we had working capital deficit of $497,578 as compared to working capital deficit of $1,418,978 as of December 31, 2014. We had cash and cash equivalents of $301,205 as of December 31, 2015, an increase of $231,129, or 330% from $70,076 as of December 31, 2014.   Our principal sources and uses of funds were as follows:

	For the Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(272,891)	$(1,383,018)
Net cash used in investing activities	(33,154)	(166)
Net cash provided by financing activities	547,414	1,136,537
Net cash used in discontinued operations	-	(2,263)
Effect of exchange rate change on cash and cash equivalents	(10,240)	(8,012)
Net increase (decrease) in cash and cash equivalents	$231,129	$(256,922)

Net cash used in operating activities of continuing operations was approximately $0.27 million for the year ended December 31, 2015, compared to net cash used in operating activities of approximately $1.38 million for the year ended December 31, 2014.  The decrease of $1.11 million of cash used in operating activities was primarily due to the decrease in net loss of $0.32 million and increase of cash provided from changes in accounts receivable, related-party trade receivable, and accounts payable of approximately $0.63 million.

Net cash used in investing activities of continuing operations was $0.03 million for the year ended December 31, 2015, compared to $166 for the same period last year. We used $23,649 in the addition of leasehold improvement during the year ended December 31, 2015.

Net cash provided by financing activities of continuing operations amounted to approximately $0.55 million for the year ended December 31, 2015, compared to approximately $1.14  million cash provided for the year ended December 31, 2014, representing a decrease of approximately $0.59  million.  The decrease in net cash provided from financing activities was mainly due to the decrease of $1.21 million of the proceeds received from related party loans, offset by the increase of $0.63 million of capital contribution provided by noncontrolling shareholders during the year ended December 31, 2015, compared to the same period in 2014.

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

The functional currency of NOWnews Network and NOWnews International is the New Taiwan dollars, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2015 and 2014, the Company has uninsured deposits in banks of $100,536 and $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2015 and 2014, the Company assessed the allowance for doubtful accounts of $14,121 and $34,232, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2015 and 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $56,506 and $82,900 for the years ended December 31, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2015 and 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2015 and 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2015 and 2014, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In February 25, 2016, FASB issued ASU-2016-02-Leases.The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

In November 20, 2015, FASB issued ASU-2015-17- Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in progress of evaluating future impact of adopting this standard.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NowNews Digital Media Technology Co. Ltd.

We have audited the accompanying consolidated balance sheets of NowNews Digital Media Technology Co. Ltd. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NowNews  Digital Media Technology Co. Ltd. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Diamond Bar, California

March 31, 2016

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets	2015	2014

Current Assets
Cash and cash equivalents	$301,205	$70,076
Accounts receivable, net	447,169	538,511
Due from related parties	66,894	171,901
Security deposits, current	-	33,089
Other current assets	22,311	9,250
Current assets of discontinued operations	3,976	69,216
Total Current Assets	841,555	892,043

Furniture, fixture, and equipment, net	158,463	55,194
Security deposits, non-current	14,090	-
Intangible assets, net	14,066	29,040

Total Assets	$1,028,174	$976,277

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$79,751	$-
Long-term debt, current	-	488,048
Accounts payable	119,082	96,354
Advance from customers	9,650	1,418
Accrued expenses	484,371	560,705
Due to related parties	545,397	1,072,495
Other current liabilities	4,055	12,903
Current liabilities of discontinued operations	96,827	79,098
Total Current Liabilities	1,339,133	2,311,021

Long-term obligation under capital lease	15,712	-
Long-term debt	-	321,295
Total Liabilities	1,354,845	2,632,316

Commitments and contingencies (Note 12)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized,
22,412,000 and 22,412,000 shares issued and outstanding as of
December 31, 2015 and 2014, respectively	22,412	22,412
Additional paid-in capital	3,915,928	2,793,855
Accumulated deficit	(4,400,189)	(3,922,379)
Accumulated other comprehensive income (loss)	24,556	(56,180)
Total Stockholders' deficit	(437,293)	(1,162,292)
Noncontrolling Interests	110,622	(493,747)
Total Deficit	(326,671)	(1,656,039)

Total Liabilities and Equity	$1,028,174	$976,277

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2015	2014

Net revenue	$2,458,785	$2,932,751
Cost of revenue	(1,474,886)	(1,819,883)
Gross profit	983,899	1,112,868

Selling expenses	(508,480)	(606,355)
General and administrative expenses	(1,002,819)	(1,384,823)
Total operating expense	(1,511,299)	(1,991,178)

Operating loss	(527,400)	(878,310)

Other income (expense)
Interest income	412	1,556
Interest expense	(4,377)	(25,103)
Other income (expense), net	4,088	2,664
Total other income (expense)	123	(20,883)

Loss from continuing operations before income taxes	(527,277)	(899,193)
Income taxes	-	-
Loss from continuing operations	(527,277)	(899,193)
Loss from discontinued operations, net of income taxes	(64,794)	(8,604)

Net loss	(592,071)	(907,797)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	72,987	205,029
Net loss from discontinued operations	41,274	5,481
Total net loss attributable to noncontrolling interest	114,261	210,510

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(477,810)	(697,287)

Foreign currency translation (loss) gain	(178)	68,686
Comprehensive loss	(477,988)	(628,601)
Other comprehensive loss (income) attributable to noncontrolling interests	80,914	(23,633)
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(397,074)	$(652,234)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(454,290)	$(694,164)
Net loss from discontinued operations, net of income taxes	(23,520)	(3,123)
Net loss attributable to common stockholders	$(477,810)	$(697,287)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.02)	$(0.15)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.02)	$(0.15)

Weighted average shares outstanding, basic and diluted	22,412,000	4,676,756

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

						Accumulated
			Additional	Subscriptions		Other		Total
	Common Stock		Paid-in	Received	Accumulated	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	In Advance	Deficit	Loss	interest	Equity
Balance at December 31, 2013	2,412,000	2,412	1,291,467	1,522,388	$(3,225,092)	$(101,233)	$(306,870)	$(816,928)
Issuance of shares due to share exchange	20,000,000	20,000	1,502,388	(1,522,388)	-	-	-	-
Foreign currency translation	-	-	-	-	-	45,053	23,633	68,686
Net loss for the period ended December 31, 2014	-	-	-	-	(697,287)	-	(210,510)	(907,797)
Balance at December 31, 2014	22,412,000	22,412	2,793,855	-	(3,922,379)	(56,180)	(493,747)	(1,656,039)
Capital contribution by shareholders through debt conversion	-	-	739,844	-	-	-	561,323	1,301,167
Capital contribution by noncontrolling interest	-	-	382,229	-	-	-	238,221	620,450
Foreign currency translation	-	-	-	-	-	80,736	(80,914)	(178)
Net loss for the period ended December 31, 2015	-	-	-	-	(477,810)	-	(114,261)	(592,071)
Balance at December 31, 2015	22,412,000	$22,412	$3,915,928	$-	$(4,400,189)	$24,556	$110,622	$(326,671)

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS  DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,071)	$(907,797)
Loss from discontinued operations	64,794	8,604
Depreciation	72,627	72,048
Amortization	23,884	18,371
Loss from disposal of equipment	3,040	3,201
Loss from lawsuit settlement	-	16,502
Bad debt expense	27,143	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease (increase) in accounts receivable	47,020	(58,067)
Decrease (increase) in related-parties trade receivable	102,022	(24,611)
Decrease (increase) in security deposits	18,385	(1,426)
Increase in other current assets	(13,312)	(950)
Increase (decrease) in accounts payable	27,089	(370,900)
Increase (decrease) in advance from customers	8,557	(76,621)
Decrease in accrued expenses	(53,412)	(69,464)
(Decrease) increase in other current liabilities	(8,657)	8,092
Net cash used in continuing activities	(272,891)	(1,383,018)
Net cash used in discontinued operations	-	(33,453)
Net cash used in operating activities	(272,891)	(1,416,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(23,649)	-
Purchase of intangible assets	(9,505)	(166)
Net cash used in continuing activities	(33,154)	(166)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(33,154)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of current portion of long-term loan	-	(48,416)
Net (repayment of) proceeds from loans from related parties	(20,471)	1,184,953
Payments of capital lease obligations	(62,149)	-
Capital contributions from noncontrolling interest	630,034	-
Net cash provided by continuing activities	547,414	1,136,537
Net cash provided by discontinued operations	-	31,190
Net cash provided by financing activities	547,414	1,167,727

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(10,240)	(8,012)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	231,129	(256,922)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(2,263)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	231,129	(254,659)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	70,076	324,735
CASH & CASH EQUIVALENTS, ENDING BALANCE	$301,205	$70,076

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$4,377	$26,156
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$160,757	$-
Debt conversion to additional paid-in capital	$1,301,167	$-

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $4,400,189 and $3,922,379, and stockholders’ deficits of $437,293 and $1,162,292 as of December 31, 2015 and 2014, respectively. The net losses attributable to common stockholders of $477,810 and $697,287 for the years ended December 31, 2015 and 2014, respectively. In addition, current liabilities exceed current assets by $497,578 and $1,418,978 as of December 31, 2015 and 2014, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The functional currency of NOWnews Network and NOWnews International is the New Taiwan dollars, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). In the accompanying consolidated financial statements and notes, “$”, “US$” and “U.S. dollars” mean United States dollars, and “NT$” and “NT dollars” mean New Taiwan dollars.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2015 and 2014, the Company has uninsured deposits in banks of $100,536 and $0.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2015 and 2014, the Company assessed the allowance for doubtful accounts of $14,121 and $34,232, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2015 and 2014, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $56,506 and $82,900 for the years ended December 31, 2015 and 2014, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2015 and 2014.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2015 and 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2015 and 2014, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In February 25, 2016, FASB issued ASU-2016-02-Leases.The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

In November 20, 2015, FASB issued ASU-2015-17- Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in progress of evaluating future impact of adopting this standard.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$461,290	$572,743
Less: Allowance for doubtful accounts	(14,121)	(34,232)
Accounts receivable, net	$447,169	$538,511

During the year ended December 31, 2015, the Company collected and charged off $47,254 that were previously recorded in allowance for doubtful account. The Company recorded bad debt expense of $27,143 for the year ended December 31, 2015.

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2015	2014
Capital Lease	$155,631	$-
Computer equipment	45,514	71,230
Leasehold improvement	20,198	107,622
Electronic equipment	16,043	141,345
Office equipment and furniture	4,788	353,692
	242,174	673,889
Less: Accumulated depreciation	(83,711)	(618,695)
	$158,463	$55,194

As of December 31, 2015, assets under capital lease of $155,631 represented server equipment (see Note 12). Depreciation expense for the years ended December 31, 2015 and 201~~4~~ was $72,627 and $72,048, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,	December 31,
	2015	2014
Copyrights	$862,608	$895,092
Software	33,961	25,691
Trademark	6,404	6,646
Patent	154	159
	903,127	927,588
Accumulated amortization	(889,061)	(898,548)
Intangible assets, net	$14,066	$29,040

Intangible assets amounted to $14,066 and $29,040 as of December 31, 2015 and 2014, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $862,608). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $15,111 and $9,697 for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, total amortization expense amounted to $23,884 and $18,371, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,	Amount
2016	$5,998
2017	2,482
2018	2,206
2019	1,844
2020	1,536
$14,066

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

Interest expense resulted from bank loans for the years ended December 31, 2015 and 2014 amounted to $1,482 and $25,039, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2015	2014
Accrued bonus	$123,771	$78,041
Accrued professional fees	111,253	108,705
Accrued payroll	96,383	112,315
Accrued employee benefits and pension expenses	75,795	110,305
Accrued sales taxes	43,078	21,337
Accrued office rent and management fees	-	48,899
Accrued legal settlement	2,745	17,089
Other	31,346	64,014
Total	$484,371	$560,705

NOTE 9: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the years ended December 31, 2015 and 2014. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,660 (NT$120,000). No income tax liabilities existed as of December 31, 2015 and 2014 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Years Ended
	December 31,
	2015	2014
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(104,129)	(104,605)
Valuation allowance	104,129	104,605
Net changes in deferred income tax under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(160,562)	(133,908)
Valuation allowance	160,562	133,908
Net changes in deferred income tax under non-current portion	-	-

Total provision for income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2015	2014

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0%)	(18.0%)
Changes in valuation allowance	(17.0%)	(17.0%)
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of December 31, 2015 and 2014 were as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,924,332	$2,123,347
Less: Valuation allowance	(1,924,332)	(2,123,347)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2015 and 2014, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 10: STOCKHOLDERS’ EQUITY

As of December 31, 2015, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

In February, 2015, Ms. Chiu-li Tu paid off the bank loans obtained by NOWnews Network, amounted to approximately $809,343 as of December 31, 2014, on behalf of NOWnews Network (see Note 7). Immediately after the repayment, Ms. Tu and NOWnews Network entered an agreement that such repayment will be a shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction. The Company has recorded additional paid-in capital of approximately $817,104 as of December 31, 2015 for this shareholder contribution.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of December 31, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

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

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2015	2014
Beginning balance	$(493,747)	$(306,870)
Capital contribution by shareholders through debt conversion	561,323	-
Capital contribution by non-controlling interest	238,221	-
Net loss attributed to non-controlling interest	(114,261)	(210,510)
Other comprehensive (loss) income attributable to non-controlling interest	(80,914)	23,633
Ending balance	$110,622	$(493,747)

NOTE 12: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $155,631 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the year ended December 31, 2015 was $27,887. Interest expense resulted from capital leases for the year ended December 31, 2015 amounted to $2,895.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2018. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of December 31,	Capital Leases Amount	Operating Leases Amount
2016	$79,751	$87,225
2017	15,712	23,564
2018	-	714
Total minimum payments	$95,463	$111,503

The Company incurred rent expenses of $123,345 and $240,914 for the years ended December 31, 2015 and 2014, respectively.

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

Wang Matter

On April 4, 2010, Ms. Mei-hsin Wang filed a claim against NOWnews Network in the Taiwan Taipei District Court (the “Taipei District Court”) in connection to a news article NOWnews Network purchased from Eastern Television Co., Ltd. (“ETTV”). Ms. Wang claims that the news article published on NOWnews Network’s website contained a false statement that harms the reputation of Ms. Wang. Ms. Wang seeks approximately $60,994 (NT$2 million) in compensatory damages and newspaper apology from ETTV and NOWnews Network. On July 8, 2011, the Taipei District Court entered a judgment of first instance against ETTV and NOWnews Network in the amount of approximately $18,298 (NT$600,000).

On August 8, 2011, NOWnews Network appealed against the judgment of first instance to the Taiwan Superior Court (the “Superior Court”). On November 13, 2013, the Superior Court reversed the judgment of first instance and entered the judgment of second instance that NOWnews Network and ETTV shall pay the plaintiff approximately $9,149 (NT$300,000) and $9,149 (NT$300,000), respectively, and apologize on the newspapers specified.

In November, 2013, NOWnews Network filed a motion in the Supreme Court against the judgment of second instance. The Supreme Court denied the motion on December 19, 2013. NOWnews Network accrued contingent loss of approximately $9,149 (NT$300,000) for the year ended December 31, 2010. In addition, NOWnews Network accrued expenses related to the newspaper apology during the year ended December 31, 2013 in the amount of approximately $23,233 (NT$700,000). In February 2014, NOWnews Network paid approximately $9,149 (NT$300,000) to Ms. Mei-hsin Wang as damages and apologized on certain specified newspapers.

Election Matter

On March 7, 2013, NOWnews Network  received a letter from Taichung City Election Commission indicating the content of a news article published by NOWnews Network on January 17, 2013 appears to violate the Civil Servants Election And Recall Act of Taiwan On October 4, 2013, the Central Election Commission (the “CEC”) determined that NOWnews Network violated the Civil Servants Election And Recall Act and imposed a penalty of approximately $15,249 (NT$500,000) and $15,249 (NT$500,000) on NOWnews Network and Mr. Shu-sen Chang, NOWnews Network’ legal representative and Chairman, respectively.

On November 4, 2013, NOWnews Network filed an appeal in the Administrative Appeal Committee under the Executive Yuan of Taiwan government against the decision of CEC based on the Taiwan Administrative Appeal Act. The Administrative Appeal Committee denied NOWnews Network’ appeal on February 14, 2014. NOWnews Network accrued contingent loss of approximately $30,497 (NT$1,000,000) during the year ended December 31, 2013. In 2014, NOWnews Network paid a fine of approximately $30,497 (NT$1,000,000) and this action is closed.

Election Matter (Yamedia)

The news article published on January 17, 2013, as described in Election Matter was published simultaneously by one of NOWnews Network’ customers, Yamedia Inc. (“Yamedia”) based on the sales agreement between Yamedia and NOWnews Network. According to the agreement, if the news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses Yamedia may occur.

On October 8, 2013, the CEC determined that Yamedia violated the Civil Servants Election and Recall Act and imposed a penalty of approximately $15,249 (NT$500,000) and $15,249 (NT$500,000) on Yamedia and the legal representative of Yamedia, respectively. Based on the above terms in the sales agreement, NOWnews Network shall compensate the losses of approximately $30,497 (NT$1,000,000) for such penalty. NOWnews Network accrued contingent loss of approximately $30,497 (NT$1,000,000) during the year ended December 31, 2013. In 2014, NOWnews Network paid a fine of approximately $30,497 (NT$1,000,000) and this action is closed.

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,773 (NT$550,000) in compensatory damages from NOWnews Network, $53,370 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,199 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,199 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. During the year ended December 31, 2015, NOWnews Network has made payment of $11,813 (NT$375,000) in connection with this legal matter.

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

NOTE 13: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. Operating results for the discontinued business are presented in the following tables:

For The Years Ended
December 31, 2015
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	(64,794)
Loss before income taxes	(64,794)
Income taxes	-
Net loss	$(64,794)

Net assets of discontinued operations as of December 31, 2015 were as follows:

As of December 31, 2015
Cash & cash equivalents	$3,975
Other current assets	1
Current assets	$3,976
Accounts payable	$160
Accrued expenses	380
Due to related parties	96,287
Current liabilities	$96,827

NOTE 14: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of NOWnews International (see Note 1)
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd.	Mr. Yih-Jong Shy is the Chairman and legal representative of this entity.
GASH Co., Ltd.	Entity controlled by Gamania Digital
Gamania Digital Entertainment Co., Ltd.	Entity owned 23% of NOWnews Network
Gash point(HK) Co., Ltd.	Entity controlled by Gamania Digital
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen.

Transactions

	For the Years Ended December 31,
	2015	2014
Sales to Jin Hao Kang Marketing Co., Ltd.	$81,004	$66,008
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	50,403	33,004
Sales to GASH Co., Ltd.	7,403	-
Sales to Gamania Digital Entertainment Co., Ltd.	4,725	-
Sales to Gash point(HK) Co., Ltd.	316	-
Sales to Jollywiz Digital Technology Co., Ltd.	14	-
Sales to Chunghwa Wideband Best Network Co., Ltd.	-	20,123
Sales to Chunghwa United International Development Co., Ltd.	-	2,906
Total	$143,865	$122,041

The primary services provided by NOWnews Network to those related parties were advertisement space on NOWnews Network’s website and broadcasting right of the films and news articles owned by NOWnews Network.

Due from related parties

	December 31,	December 31,
	2015	2014
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$55,680	$77,532
Trade receivable from GASH Co., Ltd.	6,092	-
Trade receivable from Gamania Digital Entertainment Co., Ltd.	4,803	-
Trade receivable from Gash point(HK) Co., Ltd.	306	-
Trade receivable from Jollywiz Digital Technology Co., Ltd.	13	-
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	-	42,855
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	38,509
Trade receivable from Youchu International Digital Technology Co., Ltd.	-	6,329
Trade receivable from Chunghwa United International Development Co., Ltd.	-	2,926
Trade receivable from Chunghwa United Co., Ltd.	-	2,089
Trade receivable from Wowtoday Co., Ltd.	-	1,661
Total	$66,894	$171,901

Due to related parties

	December 31,	December 31,
	2015	2014
Due to Mr. Alan Chen	$545,397	$649,377
Due to Ms. Chiu-li Tu	-	212,185
Due to Hwalian International Business Co., Ltd.	-	178,339
Due to Jingu Telecom Co., Ltd.	-	32,595
	$545,397	$1,072,495

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews Network. In addition, the property collateralized for the long-term loans was owned by Mr. Chen and Ms. Tu (see Note 7).

NOTE 15: SUBSEQUENT EVENT

Management has evaluated subsequent events through March 31, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, , the Company’s chief executive officer, and g, the Company’s chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Yih- Jong Shy, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2015, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Alan Chen	62	Chairman
Shuo-Wei Shih	47	Chief Executive Officer
Tsung-Chien Chiang	56	Chief Financial Officer
En Ming Tseng	60	Director
Yih-Jong Shy (1)	60	Director
Shang-Hong Lin	42	Director
Yuhao AixinjueLuo	47	Director

(1)    Mr. Yih-Jong Shy resigned as the CEO as of March 25, 2016 and remained as a director of the Company.

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

Shuo-Wei Shih Before joining the Company, Mr. Shih has been a director of GIA Investment, a consulting firm in finance, operation and marketing in Taiwan since October 2014. From 2007 to 2012, Mr. Shih was the founder of Sunrise Global Solar Energy Ltd, which engages in the design, manufacture, and marketing of photovoltaic solar energy products for residential, commercial and utility-scale power plant clients worldwide. Mr. Shih was responsible for business development, financing as well as cooperation with Australian scientists. In 2012, under Mr. Shih’s supervision, Sunrise Global Solar Energy Ltd was acquired by Sino-American Silicon Products Inc.(TSEC:5483), a manufacturer of solar wafer listed in Taiwan. In 2012, he was selected by Council for Industrial and Commercial Development of Taiwan as a director responsible for resource integration and providing of financial advice. Mr. Shih started his professional career as an associate researcher with the Industrial Technology Research Institute in Taiwan. He was certified as an Industrial Technologist by National Association of Industrial Technology (USA) in 1997. Mr. Shih graduated from Southern Illinois University with a BS degree focusing on industrial technology in 1994 and received his MS degree from Indiana State University in 1996.

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

Yih-Jong Shy. Mr. Shy was appointed Chief Executive Officer and a director on November 14, 2014 and resigned as the CEO on March 25, 2016. He has been the chief executive officer of Chunghwa United Group since 2008. Prior to that, he spent eight years at Fareastone Telecommunication serving as an executive vice president, primarily in charge of network operation and new business development. In addition, he also acted as the president of KGEX Co., Ltd. and Fareastron Co., Ltd., both of which are subsidiaries of Fareastone Telecommunication from 2005 to 2007. Mr. Shy has extensive experience in divisional and corporate business strategy planning, development and operations with a very solid technology background. He graduated from Feng-Cha University in Taiwan with a bachelor’s degree in Computer Science in 1980 and received his EMBA degree from Michigan, University of Inc in 2001.

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

Dr. Yuhao Aixinjueluo, Dr. Aixinjueluo is a banking veteran with solid expertise and extensive experience in the banking industry. In addition to holding numerous professional certifications such as Financial Risk Manager, Certified International Investment Analyst, Chartered Financial Analyst, and Certified Financial Planner, he retains important positions at many major international financial institutions. He was once the UN Messenger of Peace of the United Nations International Week of Science and Peace in 2007, the president of the Lao Economic Development Committee, the chairman of the supervisory at Lao Construction Bank, the chairman of the supervisory at Lao World Trade Center, and the chairman of the board of directors of Laos Loto Group.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, to our knowledge, the officers, directors and greater than ten percent shareholders plan to file their Form 3s as soon as possible.

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our principal executive officers for the fiscal years ended December 31, 2015 and 2014. No other executive officer or former executive officer received more than $100,000 in compensation in the periods indicated except reported below.

SUMMARY COMPENSATION TABLE

				Stock	Option	All other
Name and		Salary	Bonus	awards	awards	compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)
Alan Chen	Year Ended	-	-	-	-	-	-
Former Chief Executive	December 31, 2015
Officer, Chief Financial	Year Ended	-	-	-	-	-	-
Officer and director (1)	December 31,2014
Hans Van Niekerk	Year Ended	-	-	-	-	-	-
Former President, Chief	December 31, 2015
Executive Officer,	Year Ended	-	-	-	-	-	-
Chief Financial Officer,	December 31, 2014
and Director (2)
Churyl Kylo	Year Ended	-	-	-	-	-	-
Former President, Chief	December 31, 2015
Executive Officer,	Year Ended	-	-	-	-	-	-
Chief Financial Officer	December 31, 2014
and Director (3)
Yih-Jong Shy	Year Ended		-	-	-	-
Chief Executive Officer	December 31, 2015
and director (4)	Year Ended	750	-	-	-	-	750
December 31, 2014
Tsung-Chien Chiang	Year Ended		-	-	-	-
Chief Financial Officer	December 31, 2015
Year Ended
	December 31, 2014	750	-	-	-	-	750

(1) On November 11, 2013, Mr. Chen was appointed director and officer of the Company. On November 14, 2014, Mr. Chen resigned as the Company’s officers but remained as Chairman of the Board.

(2) On November 11, 2013, Mr. Van Niekerk resigned as our officer and director.

(3) On July 25, 2013, Mr. Kylo resigned as our officer and director.

(4) On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer.

Employment Agreement

Yih-Jong Shy

Pursuant to the employment agreement that the Company and Mr. Shy entered into on November 14, 2014, Mr. Shy will be entitled to an annual salary of $6,000 for his services as Chief Executive Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Shy will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Company reports a net income of $500,000 for the year ending December 31, 2015 (the “Performance Target”). All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target. On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer.

Shuo-Wei Shih

Pursuant to the employment agreement that the Company and Mr. Shih entered into on March 25, 2016, Mr. Shih will be entitled to an annual salary of $6,000 for his services as Chief Executive Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of March 25, 2016 and expiring on December 31, 2016, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Shih will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Company reports a net income of $500,000 for the year ending December 31, 2016 (the “Performance Target”). All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date of filing of this report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Amount of shares of common stock
	Beneficially Owned		Percent Of
Name of Beneficial Owner	(1)		Class (2)
Alan Chen (4)	6,032,400	(4)	26.92%
Yih-Jong Shy	100,000		*
Tsung-Chien Chiang	50,000		*
En Ming Tseng	106,000	(5)	*
Shang-Hong Lin	10,000		*
Shuo-Wei Shih	-		-
Yuhao Aixinjue Luo	-		-
All Executive Officers and Directors as a Group
(seven persons)	6,298,400		28.10%
GIA Investments Corp. (3)	3,000,000		13.4%

*	Represents less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated based on 22,412,000 shares of Common Stock outstanding as of March 28, 2016.

(3)	Heer Hsiao holds the voting and dispositive power over the securities held by GIA Investments Corp.

(4)	This number includes (i) 1,130,000 shares of Common Stock held by Pioneer; (ii) 395,100 shares of Common Stock held by Social Cloud Co., Ltd. (“Social”); (iii)350,000 shares of Common Stock held by Legend Media Investments (“Legend”); (iv) 419,575 shares of Common Stock held by Trophy Access Limited (“Trophy”); (v) 445,000 shares of Common Stock held by Core Winner Investment Limited (“Core”); (vi) 445,000 shares of Common Stock held by Intelligent Media Investments (“Intelligent”); and (vii) 2,847,725 shares of Common Stock held by his spouse. As such, Mr. Chen is deemed to have the voting and dispositive power over shares of Common Stock held by these entities and his spouse.

(5)	Includes (i) 6,000 shares of Common Stock held directly by Mr. Tseng and (ii)100,000 shares of Common Stock held by Prime Chance Limited of which his wife, Tsung-Mei Luo, is the sole director and member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The table below sets forth our sales to the related parties during the years ended December 31, 2014 and 2015:

	For the Years Ended
	December 31,
	2015	2014
Sales to Jin Hao Kang Marketing Co., Ltd.	$81,004	$66,008
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	50,403	33,004
Sales to GASH Co., Ltd.	7,403	-
Sales to Gamania Digital Entertainment Co., Ltd.	4,725	-
Sales to Gash point(HK) Co., Ltd.	316	-
Sales to Jollywiz Digital Technology Co., Ltd.	14	-
Sales to Chunghwa Wideband Best Network Co., Ltd.	-	20,123
Sales to Chunghwa United International Development Co., Ltd.	-	2,906
Total	$143,865	$122,041

The primary services provided by NOWnews to those related parties were advertisement space on NOWnews’s website and broadcasting right of the films and news articles owned by NOWnews.

Due from Related Parties

The table below sets forth due from related parties for the fiscal years ended December 31, 2014 and 2015:

	December 31,	December 31,
	2015	2014
Trade receivable from Jin Hao Kang Marketing Co., Ltd.	$55,680	$77,532
Trade receivable from GASH Co., Ltd.	6,092	-
Trade receivable from Gamania Digital Entertainment Co., Ltd.	4,803	-
Trade receivable from Gash point(HK) Co., Ltd.	306	-
Trade receivable from Jollywiz Digital Technology Co., Ltd.	13	-
Trade receivable from Chunghwa Wideband Best Network Co., Ltd.	-	42,855
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	38,509
Trade receivable from Youchu International Digital Technology Co., Ltd.	-	6,329
Trade receivable from Chunghwa United International Development Co., Ltd.	-	2,926
Trade receivable from Chunghwa United Co., Ltd.	-	2,089
Trade receivable from Wowtoday Co., Ltd.	-	1,661
Total	$66,894	$171,901

Due to Related Parties

The table below sets forth due to related parties for the fiscal years ended December 31, 2014 and 2015:

	December 31,	December 31,
	2015	2014
Due to Mr. Alan Chen	$545,397	$649,377
Due to Ms. Chiu-li Tu	-	212,185
Due to Hwalian International Business Co., Ltd.	-	178,339
Due to Jingu Telecom Co., Ltd	-	32,595
	$545,397	$1,072,495

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Guarantees

As of December 31, 2014, Mr. Chen and Ms. Tu provided personal guarantees on long-term loans obtained by NOWnews. In addition, the property collateralized for the long-term loans was owned by Mr. Chen and Ms. Tu.

The table below explains how the aforementioned parties are related to the Company.

Name of Entity or Individual	Relationship with the Company and its subsidiaries
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity
Chunghwa United International Development Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Jin Hao Kang Marketing Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Youchu International Digital Technology Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Chunghwa United Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Wowtoday Co., Ltd.	Entity owned by a family member of the shareholder who holds 35% of Nownews International
Hwalian International Business Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Jingu Telecom Co., Ltd.	Mr. Yi-Jong Shy is the Chairman and legal representative of this entity.
GASH Co., Ltd.	Entity controlled by Gamania Digital
Gamania Digital Entertainment Co., Ltd.	Entity owned 23% of NOWnews
Gash point(HK) Co., Ltd.	Entity controlled by Gamania Digital
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital
Mr. Alan Chen	Director and controlling shareholder of the Company, former Chairman of NOWnews.
Ms. Chiu-li Tu	Wife of Mr. Alan Chen.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by our registered independent public accounting firm for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$60,000	$72,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$60,000	$72,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10. 1	Share Exchange Agreement, dated November14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd. (5)

10.4	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. (5)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith. **Furnished herewith.

(1) Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.

(2) Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 12, 2014.

(3) Incorporated by reference the exhibit to the Company’s Form 8-K filed on November 14, 2014.

(4) Incorporated by reference the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.

(5) Incorporated by reference the exhibits 10.6 and 10.7 to the Company’s Form 10-K filed on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: March 31, 2016	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shuo-Wei Shih	Chief Executive Officer	March 31, 2016
Shuo-Wei Shih	(Principal Executive Officer)

/s/ Tsung-Chien Chiang	Chief Financial Officer	March 31, 2016
Tsung-Chien Chiang	(Principal Financial and Accounting Officer)

/s/ Alan Chen	Chairman of the Board of Directors	March 31, 2016
Alan Chen

/s/ Shang-Hong Lin	Director	March 31, 2016
Shang-Hong Lin

/s/ En Ming Tseng	Director	March 31, 2016
En Ming Tseng

/s/ Yuhao Aixinjueluo	Director	March 31, 2016
Yuhao Aixinjueluo

/s/ Yih-Jong Shy	Director	March 31, 2016
Yih-Jong Shy

