Form 10-Q
period 2016-03-31
NowNews Digital Media Technology Co. Ltd.
filed 2016-05-16
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

N/A

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

As of May 12, 2016, there were 22,412,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$198,041	$301,205
Accounts receivable, net	376,704	447,169
Due from related parties	56,757	66,894
Other current assets	2,296	22,311
Current assets of discontinued operations	4,051	3,976
Total Current Assets	637,849	841,555

Furniture, fixture, and equipment, net	149,525	158,463
Security deposits, non-current	14,357	14,090
Intangible assets, net	11,910	14,066

Total Assets	$813,641	$1,028,174

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$68,727	$79,751
Accounts payable	110,561	119,082
Advance from customers	12,982	9,650
Accrued expenses	411,638	484,371
Due to related parties	613,240	545,397
Other current liabilities	5,984	4,055
Current liabilities of discontinued operations	98,662	96,827
Total Current Liabilities	1,321,794	1,339,133

Long-term obligation under capital lease	5,961	15,712
Total Liabilities	1,327,755	1,354,845

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 22,412,000 and 22,412,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22,412	22,412
Additional paid-in capital	3,915,928	3,915,928
Accumulated deficit	(4,523,332)	(4,400,189)
Accumulated other comprehensive income	27,028	24,556
Total Stockholders' deficit	(557,964)	(437,293)
Noncontrolling Interests	43,850	110,622
Total Deficit	(514,114)	(326,671)

Total Liabilities and Equity	$813,641	$1,028,174

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2016	2015

Net revenue	$535,864	$515,989
Cost of revenue	(394,261)	(355,214)
Gross profit	141,603	160,775

Selling expenses	(143,154)	(109,752)
General and administrative expenses	(187,689)	(242,337)
Total operating expense	(330,843)	(352,089)

Operating loss	(189,240)	(191,314)

Other income (expense)
Interest income	10	192
Interest expense	(486)	(1,491)
Other income, net	569	42
Total other income (expense)	93	(1,257)

Loss from continuing operations before income taxes	(189,147)	(192,571)
Income taxes	-	-
Loss from continuing operations	(189,147)	(192,571)
Loss from discontinued operations, net of income taxes	-	-

Net loss	(189,147)	(192,571)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	66,004	53,750
Net loss from discontinued operations	-	-
Total net loss attributable to noncontrolling interest	66,004	53,750

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(123,143)	(138,821)

Foreign currency translation gain (loss)	1,704	(6,772)
Comprehensive loss	(121,439)	(145,593)
Other comprehensive loss attributable to noncontrolling interests	768	2,399
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(120,671)	$(143,194)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(123,143)	$(138,821)
Net loss from discontinued operations, net of income taxes	-	-
Net loss attributable to common stockholders	$(123,143)	$(138,821)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	22,412,000	22,412,000

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(189,147)	$(192,571)
Depreciation	13,774	10,753
Amortization	2,359	3,366
Loss from disposal of equipment	-	3,060
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	76,848	202,120
Decrease in related-parties trade receivable	11,103	66,226
Decrease in security deposits	-	18,409
Decrease (increase) in other current assets	20,002	(8,878)
(Decrease) increase in accounts payable	(10,493)	39,631
Increase in advance from customers	3,066	1,618
(Decrease) increase in accrued expenses	(78,886)	65,588
Increase (decrease) in other current liabilities	1,803	(2,545)
Net cash (used in) provided by continuing activities	(149,571)	206,777
Net cash (used in) provided by discontinued operations	-	-
Net cash (used in) provided by operating activities	(149,571)	206,777

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(2,148)	(4,594)
Net cash used in continuing activities	(2,148)	(4,594)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(2,148)	(4,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) loans from related parties	67,720	(243,070)
Payments of capital lease obligations	(21,987)	-
Net cash provided by (used in) continuing activities	45,733	(243,070)
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by (used in) financing activities	45,733	(243,070)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,822	416

NET DECREASE IN CASH & CASH EQUIVALENTS	(103,164)	(40,471)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(103,164)	(40,471)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	301,205	70,076
CASH & CASH EQUIVALENTS, ENDING BALANCE	$198,041	$29,605

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$486	$1,491
NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt conversion to additional paid-in capital	$-	$817,104

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively (see Note 9). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $4,523,332 and $4,400,189, and stockholders’ deficits of $557,964 and $437,293 as of March 31, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $123,143 and $138,821 for the three months ended March 31, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $683,945 and $497,578 as of March 31, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $5,104 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,528 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $18,600 and $15,877 for the three months ended March 31, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2016 and 2015, no options or warrants were issued or outstanding.

Discontinued operations

Results of the Company’s discontinued entity have been presented in discontinued operations in the financial statements. See Note 1 and Note 12 for additional information.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$386,232	$461,290
Less: Allowance for doubtful accounts	(9,528)	(14,121)
Accounts receivable, net	$376,704	$447,169

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2016	2015
Capital Lease	$158,580	$155,631
Computer equipment	46,377	45,514
Leasehold improvement	20,581	20,198
Electronic equipment	18,554	16,043
Office equipment and furniture	4,879	4,788
	248,971	242,174
Less: Accumulated depreciation	(99,446)	(83,711)
	$149,525	$158,463

As of March 31, 2016, assets under capital lease of $158,580 represented server equipment (see Note 11). Depreciation expense for the three months ended March 31, 2016 and 2015 was $13,774 and $10,753, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2016	2015
Copyrights	$878,959	$862,608
Software	34,604	33,961
Trademark	6,526	6,404
Patent	157	154
	920,246	903,127
Accumulated amortization	(908,336)	(889,061)
Intangible assets, net	$11,910	$14,066

Intangible assets amounted to $11,910 and $14,066 as of March 31, 2016 and December 31, 2015, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $878,959). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 and $1,267 for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, total amortization expense amounted to $2,359 and $3,366, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amount
2017	$4,321
2018	2,492
2019	2,124
2020	1,875
2021	1,098
$11,910

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Accrued payroll	$117,030	$96,383
Accrued bonus	95,302	123,771
Accrued employee benefits and pension expenses	74,157	75,795
Accrued professional fees	69,003	111,253
Accrued sales taxes	42,744	43,078
Accrued legal settlement	-	2,745
Other	13,402	31,346
Total	$411,638	$484,371

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the three months ended March 31, 2016 and 2015. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,729 (NT$120,000). No income tax liabilities existed as of March 31, 2016 and December 31, 2015 due to the Company’s continuing operating losses.

Provision for income tax expense (benefit) consists of the following:

	For the Three Months ended
	March 31,
	2016	2015
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(12,652)	(12,069)
Valuation allowance	12,652	12,069
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(14,643)	(24,313)
Valuation allowance	14,643	24,313
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2016	2015

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,310,351	$1,924,332
Less: Valuation allowance	(2,310,351)	(1,924,332)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2016 and December 31, 2015, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of March 31, 2016, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

In February, 2015, Ms. Chiu-li Tu paid off the bank loans obtained by NOWnews Network, amounted to approximately $809,343 as of December 31, 2014, on behalf of NOWnews Network. Immediately after the repayment, Ms. Tu and NOWnews Network entered an agreement that such repayment will be a shareholder contribution to NOWnews Network. This transaction was treated as a related party transaction. The Company has recorded additional paid-in capital of approximately $817,104 as of December 31, 2015 for this shareholder contribution.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of March 31, 2016, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

NOTE 10: NON-CONTROLLING INTEREST

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

On August 14 and September 8, 2015, NOWnews Network issued additional 1,650,000 and 350,000 shares of common stock to non-controlling shareholders, respectively, pursuant to the Stock Purchase Agreement (see Note 9). As a result, Sky Media owned 57% of NOWnews Network.

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2016	2015
Beginning balance	$110,622	$(493,747)
Capital contribution by shareholders through debt conversion	-	561,323
Capital contribution by non-controlling interest	-	238,221
Net loss attributed to non-controlling interest	(66,004)	(114,261)
Other comprehensive loss attributable to non-controlling interest	(768)	(80,914)
Ending balance	$43,850	$110,622

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $158,580 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the three months ended March 31, 2016 was $8,784. Interest expense resulted from capital leases for the three months ended March 31, 2016 amounted to $486.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2018. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of March 31,	Capital Leases Amount	Operating Leases Amount
2017	$68,727	$88,716
2018	5,961	2,196
2019	-	363
Total minimum payments	$74,688	$91,275

The Company incurred rent expenses of $20,715 and $45,898 for the three months ended March 31, 2016 and 2015, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $17,091 (NT$550,000) in compensatory damages from NOWnews Network, $54,382 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,430 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,430 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of March 31, 2016, NOWnews Network has made payment of approximately $12,430 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). As of the date of this report, the sale of Phase I has been completed.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the three months ended March 31, 2016.

Net assets of discontinued operations as of March 31, 2016 were as follows:

As of March 31, 2016
Cash & cash equivalents	$4,051
Other current assets	-
Current assets	$4,051
Accounts payable	$163
Accrued expenses	387
Due to related parties	98,112
Current liabilities	$98,662

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Global Investments Alliance Fundation	Entity owned by the GIA Investments Corp., who holds 13.4% of the Company
Jin Hao Kang Marketing Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
GASH Co., Ltd.	Entity controlled by Gamania Digital
Gamania Digital Entertainment Co., Ltd.	Entity owned 23% of NOWnews Network
Gash point(HK) Co., Ltd.	Entity controlled by Gamania Digital
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Three Months Ended March 31,
	2016	2015
Sales to GASH Co., Ltd.	$2,118	$-

The primary services provided by NOWnews Network to this related party was advertisement space on NOWnews Network’s website.

Due from related parties

	March 31,	December 31,
	2016	2015
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$56,735	$55,680
Trade receivable from GASH Co., Ltd.	22	6,092
Trade receivable from Gamania Digital Entertainment Co., Ltd.	-	4,803
Trade receivable from Gash point(HK) Co., Ltd.	-	306
Trade receivable from Jollywiz Digital Technology Co., Ltd.	-	13
Total	$56,757	$66,894

Due to related parties

	March 31,	December 31,
	2016	2015
Due to Mr. Alan Chen	$608,579	$545,397
Due to Global Investments Alliance Fundation	4,661	-
	$613,240	$545,397

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

On April 13, 2016, the Company entered in a Share Exchange Agreement (“Share Exchange Ageement”) with the Company’s wholly owned subsidiary, Dawnrain Media Co., Ltd., a Seychelles limited liability company (“Dawnrain”), New Taoyard Advertising Co., Ltd., a Seychelles limited liability company and Dawnrain’s wholly owned subsidiary (“NTY”), Beijing New Tong Ying Culture Media Co., Ltd., a limited liability formed in the People’s Republic of China (“BJNTY”), and BJNTY’s shareholders, Ming Gao and Xi Chen, two P.R.C individuals (the “BJNTY Shareholders”).

Pursuant to the Share Exchange Agreement, the BJNTY Shareholders will acquire from the Company an aggregate of One Million and Sixty Hundred Thousand (1,600,000) shares of the Company’s common stock, par value $0.001 per share, in exchange of 80% of the capital interest of BJNTY. In the event the Company fails to cause the Company’s common stock to be listed on NYSE by February 28, 2017, the BJNTY Shareholders shall have the option to unwind the transaction contemplated in the Share Exchange Agreement, i.e. sell the 1,600,000 shares of the Company’s common stock to the Company in exchange for the 80% capital interest of BJNTY. The Share Exchange Agreement includes customary representation and warranties.

The closing of the transaction contemplated in the Share Exchange Agreement shall take place on July 30, 2016, or such earlier date and time as the parties may mutually determine.

Management has evaluated subsequent events through May 16, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

	For The Three Months Ended
	March 31,		Change in
	2016	2015	$	%

Net revenue	$535,864	$515,989	$19,875	4
Cost of revenue	(394,261)	(355,214)	(39,047)	11
Gross profit	141,603	160,775	(19,172)	(12)

Selling expenses	(143,154)	(109,752)	(33,402)	30
General and administrative expenses	(187,689)	(242,337)	54,648	(23)
Total operating expense	(330,843)	(352,089)	21,246	(6)

Operating loss	(189,240)	(191,314)	2,074	(1)

Other income (expense)
Interest income	10	192	(182)	(95)
Interest expense	(486)	(1,491)	1,005	(67)
Other income, net	569	42	527	1,255
Total other income (expense)	93	(1,257)	1,350	(107)

Loss from continuing operations before income taxes	(189,147)	(192,571)	3,424	(2)
Income taxes	-	-	-	-
Loss from continuing operations	(189,147)	(192,571)	3,424	(2)
Loss from discontinued operations, net of income taxes	-	-	-	-

Net loss	(189,147)	(192,571)	3,424	(2)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	66,004	53,750	12,254	23
Net loss from discontinued operations	-	-	-	-
Total net loss attributable to noncontrolling interest	66,004	53,750	12,254	23

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(123,143)	$(138,821)	$15,678	(11)

Net Revenue

Our net revenue for the three months ended March 31, 2016 was $0.54 million, an increase of $0.02 million or 4% from $0.52 million for the three months ended March 31, 2015. The increase was primarily due to the increase in advertisement revenue and licensing and services revenue.

Advertising

Our advertising avenue was $0.48 million for the three months ended March 31, 2016, a slight increase of $0.01 million, or 2%, from $0.47 million for the three months ended March 31, 2015. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.06 million for the three months ended March 31, 2016, an increase of $0.02 million, or 50%, from $0.04 million for the three months ended March 31, 2015. The increase was primarily due to new customers acquired during the three months ended March 31, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $0.39 million for the three months ended March 31, 2016, an increase of $0.04 million, or 11%, as compared to $0.35 million for the three months ended March 31, 2015. The increase was mainly due to the increase of $0.04 million in labor costs.

Gross Profit

Gross profit decreased approximately $0.02 million, or 12%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to the increase in cost of revenue. Gross profit margin was 26% for the three months ended March 31, 2016 as compared to 31% for the same period in 2015.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.03 million, or 30%, from $0.11 million for the three months ended March 31, 2015, to $0.14 million for the three months ended March 31, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.05 million, or 23%, from $0.24 million for the three months ended March 31, 2015 to $0.19 million for the three months ended March 31, 2016. The decrease in general and administration expenses was principally due to the decrease in labor expenses and the consulting fee for system maintenance and development.

Net Loss

As a result of the above factors, we have net loss of approximately $0.189 million for the three months ended March 31, 2016 as compared to net loss of approximately $0.192 million for the three months ended March 31, 2015, representing a slight decrease of loss of $3,424, or approximately 2%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $4,523,332 and $4,400,189, and stockholders’ deficits of $557,964 and $437,293 as of March 31, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $123,143 and $138,821 for the three months ended March 31, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $683,945 and $497,578 as of March 31, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of March 31, 2016, we had working capital deficit of $683,945 as compared to working capital deficit of $497,578 as of December 31, 2015. We had cash and cash equivalents of $198,041 as of March 31, 2016, a decrease of $103,164, or 34% from $301,205 as of December 31, 2015. Our principal sources and uses of funds were as follows:

	For the Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(149,571)	$206,777
Net cash used in investing activities	(2,148)	(4,594)
Net cash provided by (used in) financing activities	45,733	(243,070)
Net cash used in discontinued operations	-	-
Effect of exchange rate change on cash and cash equivalents	2,822	416
Net decrease in cash and cash equivalents	$(103,164)	$(40,471)

Net cash used in operating activities of continuing operations was approximately $0.15 million for the three months ended March 31, 2016, compared to net cash provided by operating activities of approximately $0.21 million for the three months ended March 31, 2015. The increase of $0.36 million of cash used in operating activities was primarily due to the increase of cash used in changes in accounts receivable, related-party trade receivable, accounts payable and accrued expenses of approximately $0.37 million.

Net cash provided by financing activities of continuing operations amounted to approximately $0.05 million for the three months ended March 31, 2016, compared to approximately $0.24 million cash used during the three months ended March 31, 2015, representing an increase of approximately $0.29 million. The increase in net cash provided from financing activities was mainly due to the increase of $0.31 million of the proceeds received from related party loans, offset by the increase of $0.02 million of cash used in the payments of capital lease obligations during the three months ended March 31, 2016, compared to the same period in 2015.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $5,104 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,528 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $18,600 and $15,877 for the three months ended March 31, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2016 and 2015, no options or warrants were issued or outstanding.

Discontinued operations

Results of the Company’s discontinued entity have been presented in discontinued operations in the financial statements. See Note 1 and Note 12 for additional information.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $17,091 (NT$550,000) in compensatory damages from NOWnews Network, $54,382 in aggregate from (NT$1,750,000) the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,430 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,430 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of March 31, 2016, NOWnews Network has made payment of approximately $12,430 (NT$400,000) and this action is closed.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: May 16, 2016	By:	/s/ Shou-Wei Shih
Shou-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)

