Form 10-Q
period 2016-06-30
NowNews Digital Media Technology Co. Ltd.
filed 2016-08-15
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2016, there were 22,412,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$124,792	$301,205
Accounts receivable, net	438,517	447,169
Due from related parties	58,139	66,894
Security deposits, current	14,339	-
Other current assets	2,524	22,311
Current assets of discontinued operations	4,047	3,976
Total Current Assets	642,358	841,555

Furniture, fixture, and equipment, net	138,911	158,463
Security deposits, non-current	-	14,090
Intangible assets, net	9,474	14,066

Total Assets	$790,743	$1,028,174

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$49,825	$79,751
Accounts payable	122,179	119,082
Advance from customers	1,629	9,650
Accrued expenses	3,414,572	484,371
Due to related parties	696,932	545,397
Other current liabilities	9,752	4,055
Current liabilities of discontinued operations	98,540	96,827
Total Current Liabilities	4,393,429	1,339,133

Long-term obligation under capital lease	1,736	15,712
Total Liabilities	4,395,165	1,354,845

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 22,412,000 and 22,412,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	22,412	22,412
Additional paid-in capital	3,915,928	3,915,928
Accumulated deficit	(7,604,428)	(4,400,189)
Accumulated other comprehensive income	28,034	24,556
Total Stockholders' deficit	(3,638,054)	(437,293)
Noncontrolling Interests	33,632	110,622
Total Deficit	(3,604,422)	(326,671)

Total Liabilities and Equity	$790,743	$1,028,174

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenue	$847,190	$522,222	$1,383,054	$1,038,211
Cost of revenue	(554,175)	(332,815)	(948,436)	(688,029)
Gross profit	293,015	189,407	434,618	350,182

Selling expenses	(155,153)	(87,621)	(298,307)	(197,373)
General and administrative expenses	(260,662)	(253,336)	(448,351)	(495,673)
Financial advisory service fee – related party	(2,970,000)	-	(2,970,000)	-
Total operating expense	(3,385,815)	(340,957)	(3,716,658)	(693,046)

Operating loss	(3,092,800)	(151,550)	(3,282,040)	(342,864)

Other income (expense)
Interest income	95	13	105	205
Interest expense	(371)	(873)	(857)	(2,364)
Other income, net	1,710	511	2,279	553
Total other income (expense)	1,434	(349)	1,527	(1,606)

Loss from continuing operations before income taxes	(3,091,366)	(151,899)	(3,280,513)	(344,470)
Income taxes	-	-	-	-
Loss from continuing operations	(3,091,366)	(151,899)	(3,280,513)	(344,470)
Income (loss) from discontinued operations, net of income taxes	1	(54,589)	1	(54,589)

Net loss	(3,091,365)	(206,488)	(3,280,512)	(399,059)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	10,270	53,134	76,274	106,884
Net (income) loss from discontinued operations	(1)	34,773	(1)	34,773
Total net loss attributable to noncontrolling interest	10,269	87,907	76,273	141,657

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(3,081,096)	(118,581)	(3,204,239)	(257,402)

Foreign currency translation gain (loss)	1,058	(7,675)	2,762	(14,447)
Comprehensive loss	(3,080,038)	(126,256)	(3,201,477)	(271,849)
Other comprehensive (income) loss attributable to noncontrolling interests	(52)	2,866	716	5,265
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(3,080,090)	$(123,390)	$(3,200,761)	$(266,584)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(3,081,096)	$(98,765)	$(3,204,239)	$(237,586)
Net loss from discontinued operations, net of income taxes	-	(19,816)	-	(19,816)
Net loss attributable to common stockholders	$(3,081,096)	$(118,581)	$(3,204,239)	$(257,402)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.14)	$(0.01)	$(0.14)	$(0.01)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.14)	$(0.01)	$(0.14)	$(0.01)

Weighted average shares outstanding, basic and diluted	22,412,000	22,412,000	22,412,000	22,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,280,512)	$(399,059)
(Income) loss from discontinued operations	(1)	54,589
Depreciation	27,271	40,227
Amortization	4,768	6,793
Loss from disposal of equipment	-	3,095
Bad debt expense	-	5,627
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	16,311	227,592
Decrease in related-parties trade receivable	9,788	139,963
Decrease in security deposits	-	18,718
Decrease (increase) in other current assets	19,839	(10,517)
Increase in accounts payable	974	21,341
(Decrease) increase in advance from customers	(8,067)	719
Increase in accrued financial advisory service fee – related party	2,970,000	-
Decrease in other accrued expenses	(46,058)	(109,534)
Increase (decrease) in other current liabilities	5,540	(8,082)
Net cash used in continuing activities	(280,147)	(8,528)
Net cash provided by discontinued operations	1	-
Net cash used in operating activities	(280,146)	(8,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(5,254)	(20,783)
Net cash used in continuing activities	(5,254)	(20,783)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(5,254)	(20,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) loans from related parties	151,312	(21,913)
Payments of capital lease obligations	(44,900)	-
Net cash provided by (used in) continuing activities	106,412	(21,913)
Net cash provided by discontinued operations	-	-
Net cash provided by (used in) financing activities	106,412	(21,913)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,576	1,137

NET DECREASE IN CASH & CASH EQUIVALENTS	(176,412)	(50,087)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	1	-
NET DECREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(176,413)	(50,087)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	301,205	70,076
CASH & CASH EQUIVALENTS, ENDING BALANCE	$124,792	$19,989

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$857	$1,508
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$-	$173,916
Debt conversion to additional paid-in capital	$-	$817,104

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

On November 14, 2014, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Worldwide, the shareholders of Worldwide, and NOWnews Network. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Immediately following the closing of the Share Exchange, the Company had a total of 22,412,000 issued and outstanding shares of common stock, of which 6,262,400 shares were beneficially held by Alan Chen. As a result of the Share Exchange, Worldwide and Sky Media become the Company’s wholly owned subsidiaries and NOWnews Network is now Company’s majority owned subsidiary in which Company indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, Company’s assumed the business of NOWnews Network and ceased to be a shell company.

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

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $7,604,428 and $4,400,189, and stockholders’ deficits of $3,638,054 and $437,293 as of June 30, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $3,204,239 and $257,402 for the six months ended June 30, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $3,751,071 and $497,578 as of June 30, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $23,880 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,517 and $14,121, respectively.

Property and equipment:

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $38,110 and $27,879 for the six months ended June 30, 2016 and 2015, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $19,510 and $12,002 for the three months ended June 30, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2016 and 2015, no options or warrants were issued or outstanding.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$448,034	$461,290
Less: Allowance for doubtful accounts	(9,517)	(14,121)
Accounts receivable, net	$438,517	$447,169

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2016	2015
Capital Lease	$157,691	$155,631
Computer equipment	47,439	45,514
Leasehold improvement	20,556	20,198
Electronic equipment	19,931	16,043
Office equipment and furniture	6,177	4,788
	251,794	242,174
Less: Accumulated depreciation	(112,883)	(83,711)
	$138,911	$158,463

As of June 30, 2016, assets under capital lease of $157,691 represented server equipment (see Note 11). Depreciation expense for the three months ended June 30, 2016 and 2015 was $13,497 and $29,474, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $27,271 and $40,227, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2016	2015
Copyrights	$877,869	$862,608
Software	34,561	33,961
Trademark	6,518	6,404
Patent	156	154
	919,104	903,127
Accumulated amortization	(909,630)	(889,061)
Intangible assets, net	$9,474	$14,066

Intangible assets amounted to $9,474 and $14,066 as of June 30, 2016 and December 31, 2015, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $877,869). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 and $1,297 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to copyrights was $0 and $2,564 for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016 and 2015, total amortization expense amounted to $2,409 and $3,427, respectively. For the six months ended June 30, 2016 and 2015, total amortization expense amounted to $4,768 and $6,793, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,	Amount
2017	$2,526
2018	2,440
2019	2,007
2020	1,873
2021	628
$9,474

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accrued financial advisory service fee – related party	$2,970,000	$-
Accrued payroll	108,235	96,383
Accrued bonus	102,951	123,771
Accrued professional fees	96,760	111,253
Accrued employee benefits and pension expenses	66,992	75,795
Accrued sales taxes	57,273	43,078
Accrued legal settlement	-	2,745
Other	12,361	31,346
Total	$3,414,572	$484,371

Please see note 13 for accrued financial advisory service fee – related party.

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the six months ended June 30, 2016 and 2015. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,724 (NT$120,000). No income tax liabilities existed as of June 30, 2016 and December 31, 2015 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(1,073,274)	(8,605)	(1,085,926)	(20,674)
Valuation allowance	1,073,274	8,605	1,085,926	20,674
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(18,741)	(21,775)	(33,384)	(46,088)
Valuation allowance	18,741	21,775	33,384	46,088
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2016	2015

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,043,642	$1,924,332
Less: Valuation allowance	(3,043,642)	(1,924,332)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2016 and December 31, 2015, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of June 30, 2016, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

Non-controlling interest consisted of the following:

	June 30,	December 31,
	2016	2015
Beginning balance	$110,622	$(493,747)
Capital contribution by shareholders through debt conversion	-	561,323
Capital contribution by non-controlling interest	-	238,221
Net loss attributed to non-controlling interest	(76,274)	(114,261)
Other comprehensive loss attributable to non-controlling interest	(716)	(80,914)
Ending balance	$33,632	$110,622

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $157,691 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the six months ended June 30, 2016 was $17,614. Interest expense resulted from capital leases for the six months ended June 30, 2016 amounted to $857.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of June 30,	Capital Leases Amount	Operating Leases Amount
2017	$49,825	$66,533
2018	1,736	2,012
2019	-	2,012
2020	-	2,012
2021	-	2,012
Total minimum payments	$51,561	$74,581

The Company incurred rent expenses of $20,993 and $31,154 for the three months ended June 30, 2016 and 2015, respectively. The Company incurred rent expenses of $41,708 and $77,052 for the six months ended June 30, 2016 and 2015, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $17,070 (NT$550,000) in compensatory damages from NOWnews Network, $54,314 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,415 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,415 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of June 30, 2016, NOWnews Network has made payment of approximately $12,415 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). As of the date of this report, the sale of Phase I has been completed.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the six months ended June 30, 2016.

Net income of discontinued operations during the six months ended June 30, 2016 was as follows:

For The Six Months Ended
June 30, 2016
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	1
Income before income taxes	1
Income taxes	-
Net income	$1

Net assets of discontinued operations as of June 30, 2016 were as follows:

Net assets:

As of June 30, 2016
Cash & cash equivalents	$4,047
Current assets	$4,047
Accounts payable	$163
Accrued expenses	387
Due to related parties	97,990
Current liabilities	$98,540

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Global Investments Alliance Fundation	Entity owned by the GIA Investments Corp., who holds 13.4% of the Company.
GIA Consultants Limited	Entity controlled by Heer Hsiao, president and controlling beneficiary shareholder of GIA Investments Corp.
Jin Hao Kang Marketing Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Gamania Digital Entertainment Co., Ltd.	Entity owned 23% of NOWnews Network.
Gash point(HK) Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Six Months Ended June 30,
	2016	2015
Sales to GASH Media Digital Marketing Co., Ltd.	$19,056	$-
Sales to Jin Hao Kang Marketing Co., Ltd.	14,556	-
Sales to GASH Co., Ltd.	3,668	-
Sales to Digicentre Co., Ltd.	3,057	-
Sales to WeBackers Co., Ltd.	1,528	-
Total	$41,865	$-

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from related parties

	June 30,	December 31,
	2016	2015
Trade receivable from Jin Hao Kang Marketing Co., Ltd	$56,665	$55,680
Trade receivable from GASH Co., Ltd.	1,319	6,092
Trade receivable from Digicentre Co., Ltd.	155	-
Trade receivable from Gamania Digital Entertainment Co., Ltd.	-	4,803
Trade receivable from Gash point(HK) Co., Ltd.	-	306
Trade receivable from Jollywiz Digital Technology Co., Ltd.	-	13
Total	$58,139	$66,894

Due to related parties

	June 30,	December 31,
	2016	2015
Due to Mr. Alan Chen	$682,231	$545,397
Due to GASH Media Digital Marketing Co., Ltd.	10,045	-
Due to Chunghwa Wideband Best Network Co., Ltd.	3,104	-
Due to Global Investments Alliance Fundation	1,552	-
	$696,932	$545,397

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Accrued financial advisory service fee to related party

	June 30,	December 31,
	2016	2015
Accrued financial advisory service fee to GIA Consultants Limited	$2,970,000	$-
	$2,970,000	$-

In resolution of the Company’s outstanding obligations pertaining to Services that have been rendered to the Company as of June 30, 2016, the Company and GIA Consultants Limited (“GIA Consultants”) will enter into a Financial Advisory Service Recognition Agreement (the “Agreement”) by the end of August 2016, pursuant to which the Company will issue 660,000 shares of common stock, par value $0.001 per share, to GIA Consultants. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to the date of this filling, totaling an aggregate sum of $2,970,000.00. Such payment obligations for Services provided by GIA Consultants have never been agreed upon between the Company and GIA Consultants until near the date of this filing. As of the date of this filing, the aforementioned shares have not been issued. Please see Note 7 for accrued financial advisory service fee – related party.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through August 15, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

 Results of Operations for the Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015:

	For The Three Months Ended
	June 30,		Change in
	2016	2015	$	%

Net revenue	$847,190	$522,222	$324,968	62
Cost of revenue	(554,175)	(332,815)	(221,360)	67
Gross profit	293,015	189,407	103,608	55

Selling expenses	(155,153)	(87,621)	(67,532)	77
General and administrative expenses	(260,662)	(253,336)	(7,326)	3
Financial advisory service fee – related party	(2,970,000)	-	(2,970,000)	100
Total operating expense	(3,385,815)	(340,957)	(3,044,858)	893

Operating loss	(3,092,800)	(151,550)	(2,941,250)	1,941

Other income (expense)
Interest income	95	13	82	631
Interest expense	(371)	(873)	502	(58)
Other income, net	1,710	511	1,199	235
Total other income (expense)	1,434	(349)	1,783	(511)

Loss from continuing operations before income taxes	(3,091,366)	(151,899)	(2,939,467)	1,935
Income taxes	-	-	-	-
Loss from continuing operations	(3,091,366)	(151,899)	(2,939,467)	1,935
Income (loss) from discontinued operations, net of income taxes	1	(54,589)	54,590	(100)

Net loss	(3,091,365)	(206,488)	(2,884,877)	1,397

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	10,270	53,134	(42,864)	(81)
Net (income) loss from discontinued operations	(1)	34,773	(34,774)	(100)
Total net loss attributable to noncontrolling interest	10,269	87,907	(77,638)	(88)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	(3,081,096)	(118,581)	(2,962,515)	2,498

Net Revenue

Our net revenue for the three months ended June 30, 2016 was $0.85 million, an increase of $0.33 million or 62% from $0.52 million for the three months ended June 30, 2015. The increase was primarily due to the increase in advertisement revenue and licensing revenue.

Advertising

Our advertising avenue was $0.78 million for the three months ended June 30, 2016, an increase of $0.31 million, or 66%, from $0.47 million for the three months ended June 30, 2015. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing and services was $0.06 million for the three months ended June 30, 2016, an increase of $0.01 million, or 20%, from $0.05 million for the three months ended June 30, 2015. The increase was primarily due to new customers acquired during the three months ended June 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.55 million for the three months ended June 30, 2016, compared to $0.33 million for the three months ended June 30, 2015, an increase of $0.22 million, or 67%. The increase was mainly due to the increase of $0.19 million in advertisement cost, and $0.03 million in labor cost.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased approximately $0.10 million, or 55%, as compared to the same period in 2015, due to the substantial increase in revenue. Gross profit margin was 34.59% for the three months ended June 30, 2016 as compared to 36.27% for the same period in 2015.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.07 million, or 77%, from $0.09 million for the three months ended June 30, 2015, to $0.16 million for the three months ended June 30, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.01 million, or 3%, from $0.25 million for the three months ended June 30, 2015 to $0.26 million for the three months ended June 30, 2016. The increase in general and administration expenses was principally due to the increase in labor costs.

Financial advisory service fee – related party

Financial advisory service fee increased $2.97 million due to service provided by GIA Consulting Limited. In resolution of the Company’s outstanding obligations pertaining to Services that have been rendered to the Company as of June 30, 2016, the Company and GIA Consultants Limited (“GIA Consultants”) will enter into a Financial Advisory Service Recognition Agreement (the “Agreement”) by the end of August 2016, pursuant to which the Company will issue 660,000 shares of common stock, par value $0.001 per share, to GIA Consultants. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to the date of this filing, totaling an aggregate sum of $2,970,000.00. Such payment obligations for Services provided by GIA Consultants have never been agreed upon between the Company and GIA Consultants until near the date of this filing.

Net Loss

As a result of the above factors, we have net loss of approximately $3.09 million for the three months ended June 30, 2016 as compared to net loss of approximately $0.21 million for the three months ended June 30, 2015, representing an increase of loss of approximately $2.88 million, or approximately 1,397%.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

	For The Six Months Ended
	June 30,		Change in
	2016	2015	$	%

Net revenue	$1,383,054	$1,038,211	$344,843	33
Cost of revenue	(948,436)	(688,029)	(260,407)	38
Gross profit	434,618	350,182	84,436	24

Selling expenses	(298,307)	(197,373)	(100,934)	51
General and administrative expenses	(448,351)	(495,673)	47,322	(10)
Financial advisory service fee	(2,970,000)	-	(2,970,000)	100
Total operating expense	(3,716,658)	(693,046)	(3,023,612)	436

Operating loss	(3,282,040)	(342,864)	(2,939,176)	857

Other income (expense)
Interest income	105	205	(100)	(49)
Interest expense	(857)	(2,364)	1,507	(64)
Other income, net	2,279	553	1,726	312
Total other income (expense)	1,527	(1,606)	3,133	(195)

Loss from continuing operations before income taxes	(3,280,513)	(344,470)	(2,936,043)	852
Income taxes	-	-	-	-
Loss from continuing operations	(3,280,513)	(344,470)	(2,936,043)	852
Income (loss) from discontinued operations, net of income taxes	1	(54,589)	54,590	(100)

Net loss	(3,280,512)	(399,059)	(2,881,453)	722

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	76,274	106,884	(30,610)	(29)
Net (income) loss from discontinued operations	(1)	34,773	(34,774)	(100)
Total net loss attributable to noncontrolling interest	76,273	141,657	(65,384)	(46)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	(3,204,239)	(257,402)	(2,946,837)	1,145

Net Revenue

Our net revenue for the six months ended June 30, 2016 was $1.38 million, an increase of $0.34 million or 33% from $1.04 million for the six months ended June 30, 2015. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $1.26 million for the six months ended June 30, 2016, an increase of $0.32 million, or 34%, from $0.94 million for the six months ended June 30, 2015. The increase was because we focus on the more profitable internet advertising and marketing.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.95 million for the six months ended June 30, 2016, compared to $0.69 million for the six months ended June 30, 2015, an increase of $0.26 million, or 38%. The increase was mainly due to the increase of $0.21 million in advertisement cost.

Gross Profit

Gross profit increased approximately $0.08 million, or 24%, for the six months ended June 30, 2016, as compared to the same period in 2015, due to the substantial increase in revenue. Gross profit margin was 31.42% for the six months ended June 30, 2016 as compared to 33.73% for the same period in 2015.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.10 million, or 51%, from $0.20 million for the six months ended June 30, 2015, to $0.30 million for the six months ended June 30, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses decreased by approximately $0.05 million, or 10%, from $0.50 million for the six months ended June 30, 2015 to $0.45 million for the six months ended June 30, 2016.  The decrease in general and administration expenses was principally due to the decrease in the consulting fee for system maintenance and development.

Financial advisory service fee – related party

Financial advisory service fee increased $2.97 million due to service provided by GIA Consulting Limited. In resolution of the Company’s outstanding obligations pertaining to Services that have been rendered to the Company as of June 30, 2016, the Company and GIA Consultants Limited (“GIA Consultants”) will enter into a Financial Advisory Service Recognition Agreement (the “Agreement”) by the end of August 2016, pursuant to which the Company will issue 660,000 shares of common stock, par value $0.001 per share, to GIA Consultants. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to the date of this filling, totaling an aggregate sum of $2,970,000.00. Such payment obligations for Services provided by GIA Consultants have never been agreed upon between the Company and GIA Consultants until near the date of this filing.

Net Loss

As a result of the above factors, we have net loss of approximately $3.28 million for the six months ended June 30, 2016 as compared to net loss of approximately $0.40 million for the six months ended June 30, 2015, representing an increase of loss of approximately $2.88 million, or approximately 722%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $7,604,428 and $4,400,189, and stockholders’ deficits of $3,638,054 and $437,293 as of June 30, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $3,204,239 and $257,402 for the six months ended June 30, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $3,751,071 and $497,578 as of June 30, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six month period ended June 30, 2016, we had a net decrease in cash of $176,412 as compared to a net decrease of $50,087 for the six months ended June 30, 2015.  Our principal sources and uses of funds were as follows:

	For the Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(280,147)	$(8,528)
Net cash used in investing activities	(5,254)	(20,783)
Net cash provided by (used in) financing activities	106,412	(21,913)
Net cash provided by discontinued operations	1	-
Effect of exchange rate change on cash and cash equivalents	2,576	1,137
Net decrease in cash and cash equivalents	$(176,412)	$(50,087)

Net cash used in operating activities of continuing operations was $280,147 for the six months ended June 30, 2016, compared to net cash used in operating activities of $8,528 for the six months ended June 30, 2015. The increase of $271,619 of cash used in operating activities was primarily due to the increase in net loss, lower decreases in accounts receivable and related-parties trade receivable, partially offset by the increase in accrued financial advisory service fee to related party of $2,970,000.

Net cash used in investing activities of continuing operations was $5,254 for the six months ended June 30, 2016, compared to $20,783 for the same period last year. We used $5,254 in the addition of electronic equipment, computer equipment, and office equipment and furniture during the six month period ended June 30, 2016.

Net cash provided by financing activities of continuing operations amounted to approximately $0.11 million for the six months ended June 30, 2016, compared to approximately $0.02 million cash used in for the six months ended June 30, 2015, representing an increase of approximately $0.13 million. The increase in net cash provided from financing activities was mainly due to the increase in net proceeds from loans from related parties for the six months ended June 30, 2016.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $23,880 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,517 and $14,121, respectively.

Property and equipment:

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $38,110 and $27,879 for the six months ended June 30, 2016 and 2015, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $19,510 and $12,002 for the three months ended June 30, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both June 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2016 and 2015, no options or warrants were issued or outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control  over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $17,070 (NT$550,000) in compensatory damages from NOWnews Network, $54,314 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,415 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,415 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of June 30, 2016, NOWnews Network has made payment of approximately $12,415 (NT$400,000) and this action is closed.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: August 15, 2016	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)