Form 10-Q
period 2016-09-30
NowNews Digital Media Technology Co. Ltd.
filed 2016-11-15
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 11, 2016, there were 23,072,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$62,932	$301,205
Accounts receivable, net	527,963	447,169
Due from related parties	53,609	66,894
Security deposits, current	15,574	-
Other current assets	2,628	22,311
Current assets of discontinued operations	4,170	3,976
Total Current Assets	666,876	841,555

Furniture, fixture, and equipment, net	129,081	158,463
Security deposits, non-current	-	14,090
Intangible assets, net	9,111	14,066

Total Assets	$805,068	$1,028,174

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$30,570	$79,751
Accounts payable	206,575	119,082
Advance from customers	2,187	9,650
Accrued expenses	3,425,878	484,371
Due to related parties	826,264	545,397
Other current liabilities	4,049	4,055
Current liabilities of discontinued operations	101,534	96,827
Total Current Liabilities	4,597,057	1,339,133

Long-term obligation under capital lease	516	15,712
Total Liabilities	4,597,573	1,354,845

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 22,412,000 and 22,412,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	22,412	22,412
Additional paid-in capital	3,915,928	3,915,928
Accumulated deficit	(7,751,902)	(4,400,189)
Accumulated other comprehensive income	31,850	24,556
Total Stockholders' deficit	(3,781,712)	(437,293)
Noncontrolling Interests	(10,793)	110,622
Total Deficit	(3,792,505)	(326,671)

Total Liabilities and Equity	$805,068	$1,028,174

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenue	$843,153	$620,742	$2,226,207	$1,658,953
Cost of revenue	(599,410)	(350,634)	(1,547,846)	(1,038,663)
Gross profit	243,743	270,108	678,361	620,290

Selling expenses	(165,826)	(150,114)	(464,133)	(347,487)
General and administrative expenses	(268,712)	(220,205)	(717,063)	(715,878)
Financial advisory service fee – related party	-	-	(2,970,000)	-
Total operating expense	(434,538)	(370,319)	(4,151,196)	(1,063,365)

Operating loss	(190,795)	(100,211)	(3,472,835)	(443,075)

Other income (expense)
Interest income	1	-	106	203
Interest expense	(253)	(753)	(1,110)	(3,117)
Other income, net	399	2,594	2,678	3,149
Total other income (expense)	147	1,841	1,674	235

Loss from continuing operations before income taxes	(190,648)	(98,370)	(3,471,161)	(442,840)
Income taxes	-	-	-	-
Loss from continuing operations	(190,648)	(98,370)	(3,471,161)	(442,840)
Income (loss) from discontinued operations, net of income taxes	-	485	1	(54,104)

Net loss	(190,648)	(97,885)	(3,471,160)	(496,944)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	43,174	12,508	119,448	119,392
Net (income) loss from discontinued operations	-	(308)	(1)	34,465
Total net loss attributable to noncontrolling interest	43,174	12,200	119,447	153,857

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(147,474)	(85,685)	(3,351,713)	(343,087)

Foreign currency translation gain	2,565	19,564	5,327	5,117
Comprehensive loss	(144,909)	(66,121)	(3,346,386)	(337,970)
Other comprehensive loss attributable to noncontrolling interests	1,251	73,361	1,967	78,626
Comprehensive loss (income) attributable to NowNews Digital Media Technology Co. Ltd.	$(143,658)	$7,240	$(3,344,419)	$(259,344)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(147,474)	$(85,862)	$(3,351,713)	$(323,448)
Net income (loss) from discontinued operations, net of income taxes	-	177	-	(19,639)
Net loss attributable to common stockholders	$(147,474)	$(85,685)	$(3,351,713)	$(343,087)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.15)	$(0.01)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.15)	$(0.01)

Weighted average shares outstanding, basic and diluted	22,412,000	22,412,000	22,412,000	22,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,471,160)	$(496,944)
(Income) loss from discontinued operations	(1)	54,104
Depreciation	41,137	57,091
Amortization	5,447	10,067
Loss from disposal of equipment	-	3,067
Bad debt expense	-	27,390
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in accounts receivable	(57,052)	197,473
Decrease in related-parties trade receivable	15,975	172,674
(Increase) decrease in security deposits	(772)	18,552
Decrease (increase) in other current assets	19,865	(7,164)
Increase in accounts payable	78,930	2,405
(Decrease) increase in advance from customers	(7,662)	4,307
Increase in accrued financial advisory service fee – related party	2,970,000	-
Decrease in other accrued expenses	(46,627)	(114,327)
Decrease in other current liabilities	(196)	(9,470)
Net cash used in continuing activities	(452,116)	(80,775)
Net cash provided by discontinued operations	1	-
Net cash used in operating activities	(452,115)	(80,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(5,310)	(22,229)
Net cash used in continuing activities	(5,310)	(22,229)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(5,310)	(22,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) loans from related parties	279,773	(77,512)
Payments of capital lease obligations	(66,674)	(47,785)
Capital contributions from noncontrolling interest	-	635,754
Net cash provided by continuing activities	213,099	510,457
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	213,099	510,457

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	6,054	(21,725)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(238,272)	385,728
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	1	-
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(238,273)	385,728

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	301,205	70,076
CASH & CASH EQUIVALENTS, ENDING BALANCE	$62,932	$455,804

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$1,110	$3,117
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$-	$135,440
Debt conversion to additional paid-in capital	$-	$1,301,167

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

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $7,751,902 and $4,400,189, and stockholders’ deficits of $3,781,712 and $437,293 as of September 30, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $3,351,713 and $343,087 for the nine months ended September 30, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $3,930,181 and $497,578 as of September 30, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $0 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,806 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $58,655 and $41,543 for the nine months ended September 30, 2016 and 2015, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $20,545 and $13,664 for the three months ended September 30, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2016 and 2015, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 - Debt prepayment or debt extinguishment costs.  Issue 2 - Settlement of zero-coupon debt instruments. . Issue 3 - Contingent consideration payments made after a business combination.  Issue 4 - Proceeds from the settlement of insurance claims.  Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies.  Issue 6 - Distributions received from equity method investments.  7 - Beneficial interests in securitization transactions. . Issue 8 - Separately identifiable cash flows and application of the predominance principle.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2016	December 31, 2015
Accounts receivable	$537,769	$461,290
Less: Allowance for doubtful accounts	(9,806)	(14,121)
Accounts receivable, net	$527,963	$447,169

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2016	2015
Capital Lease	$162,482	$155,631
Computer equipment	48,881	45,514
Leasehold improvement	21,180	20,198
Electronic equipment	20,537	16,043
Office equipment and furniture	6,364	4,788
	259,444	242,174
Less: Accumulated depreciation	(130,363)	(83,711)
	$129,081	$158,463

As of September 30, 2016, assets under capital lease of $162,482 represented server equipment (see Note 11). Depreciation expense for the three months ended September 30, 2016 and 2015 was $13,866 and $16,864, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $41,137 and $57,091, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30,	December 31,
	2016	2015
Copyrights	$904,538	$862,608
Software	35,611	33,961
Trademark	6,716	6,404
Patent	161	154
	947,026	903,127
Accumulated amortization	(937,915)	(889,061)
Intangible assets, net	$9,111	$14,066

Intangible assets amounted to $9,111 and $14,066 as of September 30, 2016 and December 31, 2015, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $904,538). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 and $1,248 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to copyrights was $0 and $3,812 for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016 and 2015, total amortization expense amounted to $679 and $3,274, respectively. For the nine months ended September 30, 2016 and 2015, total amortization expense amounted to $5,447 and $10,067, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,	Amount
2017	$2,602
2018	2,437
2019	1,978
2020	1,930
2021	164
$9,111

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Accrued financial advisory service fee – related party	$2,970,000	$-
Accrued payroll	135,633	96,383
Accrued bonus	122,183	123,771
Accrued employee benefits and pension expenses	54,296	75,795
Accrued sales taxes	53,248	43,078
Accrued professional fees	44,903	111,253
Accrued legal settlement	-	2,745
Other	45,615	31,346
Total	$3,425,878	$484,371

Please see note 13 for accrued financial advisory service fee – related party.

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the nine months ended September 30, 2016 and 2015. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,838 (NT$120,000). No income tax liabilities existed as of September 30, 2016 and December 31, 2015 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(31,700)	(15,700)	(1,117,626)	(36,374)
Valuation allowance	31,700	15,700	1,117,626	36,374
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(64,277)	(4,537)	(97,661)	(45,471)
Valuation allowance	64,277	4,537	97,661	45,471
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2016	2015

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,139,619	$1,924,332
Less: Valuation allowance	(3,139,619)	(1,924,332)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2016 and December 31, 2015, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of September 30, 2016, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

On June 4, 2013, Worldwide issued 17,000,000 common shares to Mr. Alan Chen as founder’s shares for no consideration exchanged. As a result, a discount on capital of $17,000,000 was recorded. On the same date, Mr. Chen conveyed 1,000,000 shares, 8,548,000 shares, 3,816,000 shares, and 3,636,000 shares to Legend Media Investments Co., Ltd., Pioneer Media Investments Co., Ltd., Intelligent Media Investments Co., Ltd., and Core Winner Investment Limited, respectively (collectively, the “Recipients”). All of the recipients are entities under Mr. Chen’s common control. During the year 2014, Mr. Chen transferred 2,847,725, 410,000, and 11,687,600 shares to Ms. Chiu-li Tu, the Company’s employees, and other non-related parties, respectively. Mr. Chen and Ms. Tu are husband and wife. Prior to November 14, 2014, Mr. Chen holds 2,054,675 shares of Worldwide.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of September 30, 2016, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). As a result of the Stock Purchase, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 57% of the equity interest.

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

Non-controlling interest consisted of the following:

	September 30,	December 31,
	2016	2015
Beginning balance	$110,622	$(493,747)
Capital contribution by shareholders through debt conversion	-	561,323
Capital contribution by non-controlling interest	-	238,221
Net loss attributed to non-controlling interest	(119,448)	(114,261)
Other comprehensive loss attributable to non-controlling interest	(1,967)	(80,914)
Ending balance	$(10,793)	$110,622

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $162,482 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the nine months ended September 30, 2016 was $26,739. Interest expense resulted from capital leases for the nine months ended September 30, 2016 amounted to $1,110.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of September 30,	Capital Leases Amount	Operating Leases Amount
2017	$30,570	$46,394
2018	516	2,072
2019	-	2,072
2020	-	2,072
2021	-	1,553
Total minimum payments	$31,086	$54,163

The Company incurred rent expenses of $21,233 and $23,421 for the three months ended September 30, 2016 and 2015, respectively. The Company incurred rent expenses of $62,941 and $100,473 for the nine months ended September 30, 2016 and 2015, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $17,589 (NT$550,000) in compensatory damages from NOWnews Network, $55,964 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,792 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,792 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of September 30, 2016, NOWnews Network has made payment of approximately $12,792 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). As of the date of this report, the sale of Phase I has been completed. As of the date of this report, Phase II of the Stock Purchase Agreement has not been executed.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the nine months ended September 30, 2016.

Net income of discontinued operations during the nine months ended September 30, 2016 was as follows:

For The Nine Months Ended
September 30, 2016
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	1
Income before income taxes	1
Income taxes	-
Net income	$1

Net assets of discontinued operations as of September 30, 2016 were as follows:

Net assets:

As of September 30, 2016
Cash & cash equivalents	$4,170
Current assets	$4,170
Accounts payable	$168
Accrued expenses	399
Due to related parties	100,967
Current liabilities	$101,534

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
GIA Investments Corp.	Entity holds 13.4% of the Company
Jin Hao Kang Marketing Co., Ltd.	Ms. Chiu-li Tu is the Chairman, Director, and legal representative of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Gamania Digital Entertainment Co., Ltd.	Entity owned 30% of NOWnews Network.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Gash point (HK) Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Nine Months Ended September 30,
	2016	2015
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$76,369	$12,715
Sales to GASH Media Digital Marketing Co., Ltd.	31,674	-
Sales to Jin Hao Kang Marketing Co., Ltd.	29,423	-
Sales to WeBackers Co., Ltd.	4,634
Sales to GASH Co., Ltd.	3,707	-
Sales to Digicentre Co., Ltd.	3,089	-
Total	$148,896	$12,715

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from related parties

	September 30,	December 31,
	2016	2015
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	$49,428	$-
Trade receivable from WeBackers Co., Ltd.	3,358	-
Trade receivable from Jin Hao Kang Marketing Co., Ltd	823	55,680
Trade receivable from GASH Co., Ltd.	-	6,092
Trade receivable from Gamania Digital Entertainment Co., Ltd.	-	4,803
Trade receivable from Gash point(HK) Co., Ltd.	-	306
Trade receivable from Jollywiz Digital Technology Co., Ltd.	-	13
Total	$53,609	$66,894

Due to related parties

	September 30,	December 31,
	2016	2015
Due to Mr. Alan Chen	$794,047	$545,397
Due to GASH Media Digital Marketing Co., Ltd.	19,425	-
Due to Digicentre Co., Ltd.	9,594	-
Due to Chunghwa Wideband Best Network Co., Ltd.	3,198	-
	$826,264	$545,397

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

Accrued financial advisory service fee to related party

	September 30,	December 31,
	2016	2015
Accrued financial advisory service fee to GIA Investments Corp.	$2,970,000	$-

In resolution of the Company’s outstanding obligations pertaining to the financial advisory services that have been rendered to the Company as of August 12, 2016, the Company and GIA Investments Corp. (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, totaling an aggregate sum of $2,970,000. Such payment obligations for the services provided by GIA have never been agreed upon between the Company and GIA until near the date of the filing of the Company’s June 30, 2016 Form 10-Q Quarterly Report. Pursuant to the payment obligations being affirmative as of August 12, 2016, such obligations had been accrued by the Company as expenses as of June 30, 2016 and September 30, 2016. Please see Note 7 for accrued financial advisory service fee – related party. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Investments Corp. to fulfill the Agreement signed on September 20, 2016.

NOTE 14: SUBSEQUENT EVENT

Management  has evaluated subsequent events through November 14, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”, except as follows:

On October 4, 2016, the Company entered into a share exchange agreement (the “Agreement”) with MySong Industrial Co., Ltd. (“MySong”), a limited liability company formed under the laws of Taiwan and both shareholders of MySong to acquire all the issued and outstanding 5,000 shares of common stock of MySong in exchange for 200,000 restricted shares of common stock, par value $.001 of the Company (“Share Exchange”). The closing of the transactions contemplated under the Share Exchange is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As the date of this report, the Agreement has not been fulfilled by both parties.

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

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015:

	For The Three Months Ended
	September 30,		Change in
	2016	2015	$	%

Net revenue	$843,153	$620,742	$222,411	36
Cost of revenue	(599,410)	(350,634)	(248,776)	71
Gross profit	243,743	270,108	(26,365)	(10)

Selling expenses	(165,826)	(150,114)	(15,712)	10
General and administrative expenses	(268,712)	(220,205)	(48,507)	22
Financial advisory service fee – related party	-	-	-	-
Total operating expense	(434,538)	(370,319)	(64,219)	17

Operating loss	(190,795)	(100,211)	(90,584)	90

Other income (expense)
Interest income	1	-	1	100
Interest expense	(253)	(753)	500	(66)
Other income, net	399	2,594	(2,195)	(85)
Total other income (expense)	147	1,841	(1,694)	(92)

Loss from continuing operations before income taxes	(190,648)	(98,370)	(92,278)	94
Income taxes	-	-	-	-
Loss from continuing operations	(190,648)	(98,370)	(92,278)	94
Income (loss) from discontinued operations, net of income taxes	-	485	(485)	(100)

Net loss	(190,648)	(97,885)	(92,763)	95

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	43,174	12,508	30,666	245
Net (income) loss from discontinued operations	-	(308)	308	(100)
Total net loss attributable to noncontrolling interest	43,174	12,200	30,974	254

Net loss attributable to NowNews Digital Media Technology Co Ltd.	$(147,474)	$(85,685)	$(61,789)	72

Net Revenue

Our net revenue for the three months ended September 30, 2016 was $0.84 million, an increase of $0.22 million or 36% from $0.62 million for the three months ended September 30, 2015. The increase was primarily due to the increase in advertisement revenue and licensing revenue.

Advertising

Our advertising avenue was $0.77 million for the three months ended September 30, 2016, an increase of $0.20 million, or 35%, from $0.57 million for the three months ended September 30, 2015. The increase was because we focus on the more profitable internet advertising and marketing.

Licensing and Services

Our revenue from content licensing and services was $0.07 million for the three months ended September 30, 2016, an increase of $0.02 million, or 40%, from $0.05 million for the three months ended September 30, 2015. The increase was primarily due to new customers acquired during the three months ended September 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $0.60 million for the three months ended September 30, 2016, compared to $0.35 million for the three months ended September 30, 2015, an increase of $0.25 million, or 71%. The increase was mainly due to the increase of $0.20 million in advertisement and website maintenance costs, and $0.05 million in labor cost.

Gross Profit

Gross profit for the three months ended September 30, 2016 decreased approximately $0.03 million, or 10%, as compared to the same period in 2015, due to the substantial increase in cost of revenue. Gross profit margin was 29% for the three months ended September 30, 2016 as compared to 44% for the same period in 2015.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.02 million, or 10%, from $0.15 million for the three months ended September 30, 2015, to $0.17 million for the three months ended September 30, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.05 million, or 22%, from $0.22 million for the three months ended September 30, 2015 to $0.27 million for the three months ended September 30, 2016. The increase in general and administration expenses was principally due to the increase in labor costs.

Net Loss

As a result of the above factors, we have net loss of approximately $0.19 million for the three months ended September 30, 2016 as compared to net loss of approximately $0.10 million for the three months ended September 30, 2015, representing an increase of loss of approximately $0.09 million, or approximately 95%.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015:

	For The Nine Months Ended
	September 30,		Change in
	2016	2015	$	%

Net revenue	$2,226,207	$1,658,953	$567,254	34
Cost of revenue	(1,547,846)	(1,038,663)	(509,183)	49
Gross profit	678,361	620,290	58,071	9

Selling expenses	(464,133)	(347,487)	(116,646)	34
General and administrative expenses	(717,063)	(715,878)	(1,185)	-
Financial advisory service fee	(2,970,000)	-	(2,970,000)	100
Total operating expense	(4,151,196)	(1,063,365)	(3,087,831)	290

Operating loss	(3,472,835)	(443,075)	(3,029,760)	684

Other income (expense)
Interest income	106	203	(97)	(48)
Interest expense	(1,110)	(3,117)	2,007	(64)
Other income, net	2,678	3,149	(471)	(15)
Total other income (expense)	1,674	235	1,439	612

Loss from continuing operations before income taxes	(3,471,161)	(442,840)	(3,028,321)	684
Income taxes	-	-	-	-
Loss from continuing operations	(3,471,161)	(442,840)	(3,028,321)	684
Income (loss) from discontinued operations, net of income taxes	1	(54,104)	54,105	(100)

Net loss	(3,471,160)	(496,944)	(2,974,216)	599

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	119,448	119,392	56	-
Net (income) loss from discontinued operations	(1)	34,465	(34,466)	(100)
Total net loss attributable to noncontrolling interest	119,447	153,857	(34,410)	(22)

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(3,351,713)	$(343,087)	$(3,008,626)	877

Net Revenue

Our net revenue for the nine months ended September 30, 2016 was $2.23 million, an increase of $0.57 million or 34% from $1.66 million for the nine months ended September 30, 2015. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $2.03 million for the nine months ended September 30, 2016, an increase of $0.51 million, or 34%, from $1.52 million for the nine months ended September 30, 2015. The increase was because we focus on the more profitable internet advertising and marketing .

Licensing and Services

Our revenue from content licensing and services was $0.19 million for the nine months ended September 30, 2016, an increase of $0.05 million, or 36%, from $0.14 million for the nine months ended September 30, 2015. The increase was primarily due to new customers acquired during the nine months ended September 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $1.55 million for the nine months ended September 30, 2016, compared to $1.04 million for the nine months ended September 30, 2015, an increase of $0.51 million, or 49%. The increase was mainly due to the increase of $0.39 million in advertisement and website maintenance costs, and $0.12 million in labor cost.

Gross Profit

Gross profit increased approximately $0.06 million, or 9%, for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to the increase in revenue. Gross profit margin was 30% for the nine months ended September 30, 2016 as compared to 37% for the same period in 2015. Decrease in gross profit margin was primarily due to higher rate of increase in cost of revenue than that in net revenue .

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.11 million, or 34%, from $0.35 million for the nine months ended September 30, 2015, to $0.46 million for the nine months ended September 30, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses slightly increased by $1,185, from $715,878 for the nine months ended September 30, 2015 to $717,063 for the nine months ended September 30, 2016 .

Financial advisory service fee – related party

Financial advisory service fee increased by $2.97 million was due to the services provided by GIA Investment Corp. In resolution of the Company’s outstanding obligations pertaining to the services that have been rendered to the Company as of August 12, 2016, the Company and GIA Investments Corp. (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016.. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to August 15, 2016, totaling an aggregate sum of $2,970,000. Such payment obligations for the services provided by GIA have never been agreed upon between the Company and GIA until near the date of the filing of the Company’s June 30, 2016 Form 10-Q Quarterly Report. Pursuant to the payment obligations being affirmative as of August 12, 2016, such obligations had been accrued by the Company as expenses as of June 30, 2016 and September 30, 2016. Please see Note 7 for accrued financial advisory service fee – related party. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Investments Corp. to fulfill the Agreement signed on September 20, 2016.

Net Loss

As a result of the above factors, we have net loss of approximately $3.47 million for the nine months ended September 30, 2016 as compared to net loss of approximately $0.50 million for the nine months ended September 30, 2015, representing an increase of loss of approximately $2.97 million, or approximately 599%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $7,751,902 and $4,400,189, and stockholders’ deficits of $3,781,712 and $437,293 as of September 30, 2016 and December 31, 2015, respectively. The net losses attributable to common stockholders of $3,351,713 and $343,087 for the nine months ended September 30, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $3,930,181 and $497,578 as of September 30, 2016 and December 31, 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine month period ended September 30, 2016, we had a net decrease in cash of $238,272 as compared to a net increase of $385,728 for the nine months ended September 30, 2015.  Our principal sources and uses of funds were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(452,116)	$(80,775)
Net cash used in investing activities	(5,310)	(22,229)
Net cash provided by financing activities	213,099	510,457
Net cash provided by discontinued operations	1	-
Effect of exchange rate change on cash and cash equivalents	6,054	(21,725)
Net (decrease) increase in cash and cash equivalents	$(238,272)	$385,728

Net cash used in operating activities of continuing operations was $452,116 for the nine months ended September 30, 2016, compared to net cash used in operating activities of $80,775 for the nine months ended September 30, 2015. The increase of $371,341 of cash used in operating activities was primarily due to the increase in net loss, lower decreases in accounts receivable and related-parties trade receivable, partially offset by the increases in accounts payable and accrued financial advisory service fee to related party.

Net cash used in investing activities of continuing operations was $5,310 for the nine months ended September 30, 2016, compared to $22,229 for the same period last year. We used $5,310 in the addition of electronic equipment, computer equipment, and office equipment and furniture during the nine-month period ended September 30, 2016.

Net cash provided by financing activities of continuing operations was $213,099 for the nine months ended September 30, 2016, compared to $510,457 for the nine months ended September 30, 2015, representing a decrease of $297,358. The decrease in net cash provided from financing activities was mainly because the Company had capital contributions from noncontrolling interest for the nine months ended September 30, 2015.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2016 and December 31, 2015, the Company has uninsured deposits in banks of $0 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2016 and December 31, 2015, the Company assessed the allowance for doubtful accounts of $9,806 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $58,655 and $41,543 for the nine months ended September 30, 2016 and 2015, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $20,545 and $13,664 for the three months ended September 30, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both September 30, 2016 and December 31, 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2016 and 2015, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The Update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in this Update provide guidance on the following eight specific cash flow issues: Issue 1 - Debt prepayment or debt extinguishment costs.  Issue 2 - Settlement of zero-coupon debt instruments.  Issue 3 - Contingent consideration payments made after a business combination.  Issue 4 - Proceeds from the settlement of insurance claims.  Issue 5 - Proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies.  Issue 6 - Distributions received from equity method investments.  Issue 7 - Beneficial interests in securitization transactions.  Issue 8 - Separately identifiable cash flows and application of the predominance principle.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is still in progress of evaluating future impact of adopting this standard.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s chief executive officer, and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,415 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,415 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of September 30, 2016, NOWnews Network has made payment of approximately $12,415 (NT$400,000) and this action is closed.

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
3.1 3.2 3.3

Articles of Incorporation of NowNews Digital Media Technology Co. Ltd. (1)

Certificate of Amendment of NowNews Digital Media Technology Co. Ltd. (2)

Bylaws of NowNews Digital Media Technology Co. Ltd. (1)

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

(2) Incorporated by reference herein the exhibit to the Company’s Form 10-K filed on November 13, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: November 14, 2016	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)