Form 10-K
period 2016-12-31
NowNews Digital Media Technology Co. Ltd.
filed 2017-05-03
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number: 333-171637

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

(Exact name of registrant as specified in its charter)

Nevada	36-4794119
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City, Taiwan	114
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s 2016 second fiscal quarter was approximately $79.02 million based on the closing price of $4.90 on June 30, 2016.

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of May 2, 2017 is 23,072,000.

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

On November 14, 2014, we entered into and closed a share exchange agreement (the “Share Exchange Agreement”), with Worldwide Media Investments Corp., an Anguilla corporation (“Worldwide”), the shareholders of Worldwide, and NOWnews Network Co., Ltd., a Taiwan corporation (“NOWnews Network”). Pursuant to the Share Exchange Agreement, (i) the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Worldwide, through its wholly owned subsidiary, Sky Media Investments Co., Ltd. (“Sky Media”), owns 66% of all the issued and outstanding capital stock of NOWnews Network(the “Share Exchange”). As a result of the Share Exchange, Worldwide and Sky Media become our wholly owned subsidiary and NOWnews Network is now our majority owned subsidiary in which we indirectly holds 66% of the equity interest. Upon consummation of the Share Exchange, we ceased to be a shell company.

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and his spouse, Ms. Chiu-Li Tu, entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively. On November 30, 2016, NOWnews Network issued 1,000,000 shares to non-controlling shareholders. As a result, we then indirectly held 53.09% of NOWnews Network’s equity interest.

On August 19, 2015, we incorporated Dawnrain Media Co., Ltd. (“Dawnrain”) in the Republic of Seychelles (“Seychelles”). Dawnrain is our wholly owned subsidiary. On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. (“New Taoyard”) in Seychelles. On November 15, 2016, we incorporated Asia Well Ltd. in Seychelles.

On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930).

On February 22, 2017, NOWnews Network entered into a new stock purchase agreement with Gamania Digital, pursuant which NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$ 22,000,000 (approximately US$725,534) on April 13, 2017. As a result of this purchase of stock, we now indirectly hold 52.49% of NOWnews Network’s equity interest.

Corporate Structure

The diagram below illustrates our corporate structure as of the date of this report:

Worldwide was incorporated in Anguilla on June 4, 2013 under the Anguilla International Business Companies Act, 2000. Worldwide is a holding company and has not carried out substantive business operations of its own. Mr. Alan Chen is the sole director and controlling beneficiary shareholder of Worldwide.

Sky Media was incorporated under the laws of Anguilla on June 4, 2013.

NOWnews Network Co. Ltd. (“NOWnews Network”) was incorporated in Taipei City, Taiwan on June 8, 2006. NOWnews Network is a media company with operations in Taiwan and is our primary operating subsidiary as of December 31, 2016.

NOWnews Network owns 55% of the equity interest of Nownews International Marketing Co., Ltd, a Taiwan corporation (“Nownews International”), primarily engaged in sales of advertising spaces in newspapers. The operation of Nownews International was terminated in December 2013. On January 17, 2017, Nownews International started the liquidation process and registered as a dissolved company in process.

Dawnrain was incorporated in Seychelles on August 19, 2015. Dawnrain is a holding company and has not carried out substantive business operations of its own.

On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. in Seychelles. New Taoyard is a holding company and has not carried out substantive business operations of its own.

On November 15, 2016, Asia Well Ltd. was incorporated in Seychelles. Asia Well Ltd. is a holding company and has not carried out substantive business operations of its own.

As of the date of this report, each of Dawnrain and New Taoyard has 30,000,000 issued and outstanding shares with a par value of $1 per share. Asian Well Ltd. has 2,250,000 issued and outstanding shares with a par value of $1 per share. As of the date of this report, no capital has been paid into any of these three Seychelles companies. Each of Dawnrain, New Taoyard and Asian Well Ltd. has been in the process of amending its share registry to reduce the amount of the issued and outstanding shares to 100 shares and expects to complete such amendments by the end of May, 2017.

Recent Development

In an effort to expand the Company’s business, we entered into several agreements with companies in various industries. On April 13, 2016, the Company entered into a share exchange agreement with Beijing Xintongying Culture and Communications Co. Ltd. (“Xintongying”). Xintongying is a leading radio advertising agency providing services including radio media planning, regular advertisement media planning, product placement planning, audio production, media buying service and advertising monitoring. Upon consummation of the share exchange, Beijing Xintongying will become a wholly owned subsidiary of the Company.

On October 4, 2016, the Company entered into a share exchange agreement with MySong Industrial Co., Ltd. (“MySong”). MySong was first established in 1979 and is the industry leader of Taiwan karaoke tape industry and the first to introduce Japanese karaoke products into Taiwan. Owning copyrights to more than 3000 hit pop songs, MySong can make the copyrighted songs into different formats for various software. Upon consummation of the share exchange, MySong will become a wholly owned subsidiary of the Company. The Company’s management anticipates that, after becoming our wholly-owned subsidiary, MySong will enhance the cooperation with China Audio-Video Copyright Association to generate more income from copyright fees and assist the agency marketing business of various types of audio and video works.

On November 19, the Company entered into another share exchange agreement with Lao Development Holding Limited and its shareholders. Lao Development holds 19% of Lao Construction Bank's stocks. Upon the closing of the share exchange, the Company will own 19% of Lao Construction Bank's stocks. Lao Construction Bank is a fully licensed bank established in 2012, providing foreign currency deposit, currency exchange and other local financial services. The Company’s management expects that Lao Construction Bank will act as a window of investment for the Company by assisting the Company in screening and evaluating potential investment targets in the future.

On January 14, 2017, the Company entered into a cooperation agreement with Earl International Development Sdn. Bhd. (“Earl”), pursuant to which Earl appointed the Company as its general cooperative partner to solicit international construction companies for the "Prefer 1 Malaysia" ("PR1MA") project, which was established by the Malaysian government and aims to build one million PR1MA homes in the next ten years.

The above developments were disclosed in the Company’s current reports on Form-8K filed with the SEC on April 15, 2016, October 7, 2016, November 23, 2016 and January 18, 2017, respectively.

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

Major Customers

For the fiscal year ended December 31, 2016, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
Kose Corporation	344,935	11.05%
Zenithoptimedia Co., Ltd.	177,649	5.69%
GuoShi Partners Co.	162,945	5.22%

For the fiscal year ended December 31, 2015, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
Google	221,062	9.00%
Zenithoptimedia Co., Ltd.	178,662	7.27%
GuoShi Partners Co.	172,501	7.02%

Employees

As of the date of this report, we have 88 employees, all of whom are full-time and are based in Taiwan. The breakdown of our employees based on departments is set forth below:

Department	Number of Employees
News	52
Sales and Marketing	17
Innovation and Development	12
Finance	2
Administration	5

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

Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($15,432) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or Taiwan suffers serious trade deficit.

Tax

The current principal regulations governing tax in Taiwan include the following:

Income Tax Law, latest amended on July 27, 2016;

The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

Value-Added and Non-Value-Added Business Tax Law, latest amended on December 28, 2016; and

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($1,852) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 45%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($3,704). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

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

Market Opportunities

Our current primary focus is on the Taiwan market. The success of our business is tied to the size and vitality of Taiwan’s economy. According to the International Monetary Fund, Taiwan’s gross domestic product in 2016 grew 0.97% year over year to $519.15 billion.

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

We have won many awards and is highly recognized and rated among our peers. Recognition and awards include:

•	10th among the top 100 websites in Taiwan in the survey conducted by comScore
•	18th on the “Top 100 Hottest Websites in Taiwan” and first among the original news websites by Digital Times in 2014
•	22th on the “Top 100 Most Popular Fan Clubs in Taiwan” by Digital Times in 2013
•	The Seventh and Eighth Quality Journalism Awards by the Ministry of the Interior of Taiwan
•	The 13th Cross-Strait News Reporting Award – Citizen News
•	The 2011 Excellent Alliance Partners by Yahoo Shopping Center

We have a very large member base, which includes approximately 350,000 Facebook fans and 820,000 LINE subscribers and 100,000 Wechat subscribers. We believe this member base will keep increasing and we will leverage this membership base to expand our business. PRC implements strict control over the media. However, we are the only Taiwan internet media to which the PRC residents have full access – this, we believe, provides us with access to a very large potential reader base and tremendous business opportunities. Currently, approximately 8% of our traffic is from the PRC. Through our platform, we can build a cross-strait service system where we can promote Taiwan’s services or products to readers in the PRC. However, PRC regulatory authorities may find the contents on our website/mobile applications objectionable and block users in China from accessing our website and/or mobile applications.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan, where we lease approximately 7,117.35 square feet of office space under a lease that expires April 14, 2017. Our monthly lease payment for this office space is approximately $7,130 (NT$231,000).

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,975 (NT$550,000) in compensatory damages from NOWnews Network, $54,012 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,346 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,346 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of December 31, 2016, NOWnews Network has made payment of approximately $12,346 (NT$400,000) and this action is closed.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the symbol “NDMT.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2016 and 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
First Quarter of 2017 (for the period end March 31, 2017)	$4.80	$2.50

Year ended December 31, 2016
1st Quarter	$6.80	$5.99
2nd Quarter	$6.10	$2.90
3rd Quarter	$5.00	$1.81
4th Quarter	$5.00	$3.00

Year ended December 31, 2015
1st Quarter	$5.00	$5.00
2nd Quarter	$5.00	$5.00
3rd Quarter	$5.00	$5.00
4th Quarter	$7.80	$6.50

As of May 2, 2017, we had 23,072,000 shares of common stock outstanding and held of record by 538 stockholders.

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

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and his spouse, Ms. Chiu-Li Tu, entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively. On November 30, 2016, NOWnews Network issued 1,000,000 shares to non-controlling shareholders. As a result, we then indirectly held 53.09% of NOWnews Network’s equity interest.

On August 19, 2015, we incorporated Dawnrain Media Co., Ltd. (“Dawnrain”) in the Republic of Seychelles (“Seychelles”). Dawnrain is our wholly owned subsidiary. On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. (“New Taoyard”) in Seychelles. On November 15, 2016, we incorporated Asia Well Ltd. in Seychelles.

On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930).

On February 22, 2017, NOWnews Network entered into a new stock purchase agreement with Gamania Digital, pursuant which NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$ 22,000,000 (approximately US$725,534) on April 13, 2017. As a result of this purchase of stock, we now indirectly hold 52.49% of NOWnews Network’s equity interest.

Results of Operations for the Years Ended December 31, 2016 and 2015

	For The Years Ended
	December 31,		Change in
	2016	2015	$	%

Net revenue	$3,121,143	$2,458,785	$662,358	27
Cost of revenue	(2,172,313)	(1,474,886)	(697,427)	47
Gross profit	948,830	983,899	(35,069)	(4)

Selling expenses	(608,924)	(508,480)	(100,444)	20
General and administrative expenses	(1,072,645)	(1,002,819)	(69,826)	7
Financial advisory service fee – related party	(2,970,000)	-	(2,970,000)	-
Total operating expense	(4,651,569)	(1,511,299)	(3,140,270)	208

Operating loss	(3,702,739)	(527,400)	(3,175,339)	602

Other income (expense)
Interest income	106	412	(306)	(74)
Interest expense	(870)	(4,377)	3,507	(80)
Other income, net	6,868	4,088	2,780	68
Total other income (expense)	6,104	123	5,981	4,863

Loss from continuing operations before income taxes	(3,696,635)	(527,277)	(3,169,358)	601
Income taxes	-	-	-	-
Loss from continuing operations	(3,696,635)	(527,277)	(3,169,358)	601
Income (Loss) from discontinued operations, net of income taxes	2	(64,794)	64,796	(100)

Net loss	(3, 696,633)	(592,071)	(3,104,562)	524

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	164,529	72,987	91,542	125
Net loss from discontinued operations	(2)	41,274	(41,276)	(100)
Total net loss attributable to noncontrolling interest	164,527	114,261	50,266	44

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(3,532,106)	$(477,810)	$(3,054,296)	639

Net Revenue

Our net revenue for the year ended December 31, 2016 was $3.12 million, an increase of $0.66 million or 27% from $2.46 million for the year ended December 31, 2015. The increase was primarily due to the increase in licensing and services revenue and advertisement revenue.

Advertising

Our advertising avenue was $2.86 million for the year ended December 31, 2016, an increase of $0.59 million, or 26%, from $2.27 million for the year ended December 31, 2015. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.26 million for the year ended December 31, 2016, an increase of $0.07 million, or 34% , from $0.19 million for the year ended December 31, 2015. The increase was primarily due to increase the authorize news to new customers.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $2.17 million for the year ended December 31, 2016, an increase of $0.70 million, or 47%, as compared to $1.47 million for the year ended December 31, 2015. The increase was mainly due to the increase of $0.53 million in advertisement cost and $0.17 million in labor cost.

Gross Profit

Gross profit decreased approximately $0.04 million, or 4%, for the year ended December 31, 2016, as compared to the same period in 2015, due to the substantial increase in cost of revenue. Gross profit margin was 30% for the year ended December 31, 2016 as compared to 40% for the same period in 2015.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.1 million, or 20%, from $0.51 million for the year ended December 31, 2015, to $0.61 million for the year ended December 31, 2016. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.07 million, or 7%, from $1 million for the year ended December 31, 2015 to $1.07 million for the year ended December 31, 2016. The increase in general and administration expenses was principally due to the increase in the number of employees.

Financial advisory service fee – related party

Financial advisory service fee increased by $2.97 million was due to the services provided by GIA Consultants Limited In resolution of the Company’s outstanding obligations pertaining to the services that have been rendered to the Company as of August 12, 2016, the Company and GIA Consultants Limited (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to August 15, 2016, totaling an aggregate sum of $2,970,000. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Consultants Limited to fulfill the Agreement signed on September 20, 2016.

Net Loss

As a result of the above factors, we have net loss of approximately $3.70 million for the year ended December 31, 2016 as compared to net loss of approximately $0.59 million for the year ended December 31, 2015, representing an increase of loss of approximately $3.10 million, or approximately 524%.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $7,932,295 and $4,400,189, and stockholders’ deficits of $1,380,173 and $819,522 as of December 31, 2016 and 2015, respectively. The net losses attributable to common stockholders of $3,532,106 and $477,810 for the years ended December 31, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $858,428 and $497,578 as of December 31, 2016 and 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of December 31, 2016, we had working capital deficit of $858,428 as compared to working capital deficit of $497,578 as of December 31, 2015. We had cash and cash equivalents of $244,691 as of December 31, 2016, a decrease of $56,514, or 19% from $301,205 as of December 31, 2015. Our principal sources and uses of funds were as follows:

	For the Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(648,129)	$(272,891)
Net cash used in investing activities	(5,334)	(33,154)
Net cash provided by financing activities	592,999	547,414
Net cash provided by discontinued operations	-	-
Effect of exchange rate change on cash and cash equivalents	3,950	(10,240)
Net (decrease) increase in cash and cash equivalents	$(56,514)	$231,129

Net cash used in operating activities of continuing operations was approximately $0.65 million for the year ended December 31, 2016, compared to net cash used in operating activities of approximately $0.27 million for the year ended December 31, 2015.  The increase of $0.38 million of cash used in operating activities was primarily due to the increase in net loss of $3.10 million which included the $2.97 million service fee paid to related party through issuance of 660,000 shares of common stock at $4.5 per share. The net increase in net loss without including non cash service fee payments was $0.13 million. The increase in net cash used in operating activities also included the increase of cash provided from changes in accounts receivable and related-party trade receivable of approximately $0.28 million.

Net cash used in investing activities of continuing operations was $5,334 for the year ended December 31, 2016, compared to $33,154 for the same period last year. We used $5,334 in the addition of electronic equipment, computer equipment and office equipment and furniture during the year ended December 31, 2016.

Net cash provided by financing activities of continuing operations amounted to approximately $0.59 million for the year ended December 31, 2016, resulting an increase in net cash provided by financial activities of $0.04 million compared to approximately $0.55 million cash provided for the year ended December 31, 2015. The increase was mainly due to the increase in net proceeds provided by related party loan of $0.39 million offset by decrease of capital contribution from non-controlling interest of $0.32 million.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company has uninsured deposits in banks of $122,508 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2016 and 2015, the Company assessed the allowance for doubtful accounts of $9,464 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2016 and 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $78,327 and $56,506 for the years ended December 31, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2016 and 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2016 and 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2016 and 2015, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

On November 17, 2016, the FASB issued Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The Company is still in progress of evaluating future impact of adopting this standard.

On October 26, 2016, the FASB issued Accounting Standards Update No. 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

On October 24, 2016, Accounting Standards Update No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory to prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this Update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The Company is still in progress of evaluating future impact of adopting this standard.

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

25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

26

Item 8. Financial Statements and Supplementary Data.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NowNews Digital Media Technology Co. Ltd.

We have audited the accompanying consolidated balance sheets of NowNews Digital Media Technology Co. Ltd. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NowNews  Digital Media Technology Co. Ltd. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KCCW Accountancy Corp.

Alhambra, California

May 3, 2017

KCCW Accountancy Corp.

430 S. Garfield Ave., Suite 489, Alhambra, CA 91801, USA

Tel: +1 626 282 3700 • Fax: +1 626 529 1580 • info@kccwcpa.com

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

Assets

Current Assets
Cash and cash equivalents	$244,691	$301,205
Accounts receivable, net	585,968	447,169
Due from related parties	59,898	66,894
Security deposits, current	16,617	-
Other current assets	6,779	22,311
Current assets of discontinued operations	4,025	3,976
Total Current Assets	917,978	841,555

Furniture, fixture, and equipment, net	111,207	158,463
Security deposits, non-current	-	14,090
Intangible assets, net	8,166	14,066

Total Assets	$1,037,351	$1,028,174

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$15,030	$79,751
Accounts payable	221,210	119,082
Advance from customers	-	9,650
Accrued expenses	528,310	484,371
Due to related parties	909,958	545,397
Other current liabilities	3,906	4,055
Current liabilities of discontinued operations	97,992	96,827
Total Current Liabilities	1,776,406	1,339,133

Long-term obligation under capital lease	-	15,712
Total Liabilities	1,776,406	1,354,845

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 and 22,412,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	23,072	22,412
Additional paid-in capital	6,503,039	3,533,699
Accumulated deficit	(7,932,295)	(4,400,189)
Accumulated other comprehensive income	26,011	24,556
Total Stockholders' deficit	(1,380,173)	(819,522)
Noncontrolling Interests	641,118	492,851
Total Deficit	(739,055)	(326,671)

Total Liabilities and Equity	$1,037,351	$1,028,174

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2016	2015

Net revenue	$3,121,143	$2,458,785
Cost of revenue	(2,172,313)	(1,474,886)
Gross profit	948,830	983,899

Selling expenses	(608,924)	(508,480)
General and administrative expenses	(1,072,645)	(1,002,819)
Financial advisory service fee – related party	(2,970,000)	-
Total operating expense	(4,651,569)	(1,511,299)

Operating loss	(3,702,739)	(527,400)

Other income (expense)
Interest income	106	412
Interest expense	(870)	(4,377)
Other income, net	6,868	4,088
Total other income (expense)	6,104	123

Loss from continuing operations before income taxes	(3,696,635)	(527,277)
Income taxes	-	-
Loss from continuing operations	(3,696,635)	(527,277)
Income (loss) from discontinued operations, net of income taxes	2	(64,794)

Net loss	(3,696,633)	(592,071)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	164,529	72,987
Net (income) loss from discontinued operations	(2)	41,274
Total net loss attributable to noncontrolling interest	164,527	114,261

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(3,532,106)	(477,810)

Foreign currency translation gain	1,217	(178)
Comprehensive loss	(3,530,889)	(477,988)
Other comprehensive loss attributable to noncontrolling interests	238	80,914
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(3,530,651)	$(397,074)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(3,532,106)	$(454,290)
Net loss from discontinued operations, net of income taxes	-	(23,520)
Net loss attributable to common stockholders	$(3,532,106)	$(477,810)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.16)	$(0.02)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.16)	$(0.02)

Weighted average shares outstanding, basic and diluted	22,572,932	22,412,000

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

						Accumulated
			Additional	Subscriptions		Other		Total
	Common Stock		Paid-in	Received	Accumulated	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	In Advance	Deficit	Loss	interest	Equity
Balance at December 31, 2014	22,412,000	$22,412	$2,793,855	$-	$(3,922,379)	$(56,180)	$(493,747)	$(1,656,039)
Capital contribution by shareholders through debt conversion	-	-	739,844	-	-	-	561,323	1,301,167
Capital contribution by non-controlling interest	-	-	-	-	-	-	620,450	620,450
Foreign currency translation	-	-	-	-	-	80,736	(80,914)	(178)
Net loss for the period ended December 31, 2015	-	-	-	-	(477,810)	-	(114,261)	(592,071)
Balance at December 31, 2015	22,412,000	22,412	3,533,699	-	(4,400,189)	24,556	492,851	(326,671)
Issuance of shares on Oct 4, 2016 at $4.5 per share for service provided by related party	660,000	660	2,969,340	-	-	-	-	2,970,000
Capital contribution by non-controlling interest	-	-	-	-	-	-	313,032	313,032
Foreign currency translation	-	-	-	-	-	1,455	(238)	1,217
Net loss for the period ended December 31, 2016	-	-	-	-	(3,532,106)	-	(164,527)	(3,696,633)
Balance at December 31, 2016	23,072,000	$23,072	$6,503,039	$-	$(7,932,295)	$26,011	$641,118	$(739,055)

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,696,633)	$(592,071)
(Income) loss from discontinued operations	(2)	64,794
Depreciation	54,762	72,627
Amortization	6,103	23,884
Loss from disposal of equipment	-	3,040
Bad debt expense	-	27,143
Financial advisory service fee paid to related party and contributed as capital	2,970,000	-
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in accounts receivable	(134,136)	47,020
Decrease in related-parties trade receivable	7,843	102,022
(Increase) decrease in security deposits	(2,370)	18,385
Decrease (increase) in other current assets	15,622	(13,312)
Increase in accounts payable	101,237	27,089
(Decrease) increase in advance from customers	(9,819)	8,557
Increase (decrease) in other accrued expenses	39,463	(53,412)
Decrease in other current liabilities	(199)	(8,657)
Net cash used in continuing activities	(648,129)	(272,891)
Net cash provided by discontinued operations	-	-
Net cash used in operating activities	(648,129)	(272,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(5,334)	(23,649)
Purchase of intangible assets	-	(9,505)
Net cash used in continuing activities	(5,334)	(33,154)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(5,334)	(33,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) loans from related parties	364,716	(20,471)
Payments of capital lease obligations	(82,022)	(62,149)
Capital contributions from noncontrolling interest	310,305	630,034
Net cash provided by continuing activities	592,999	547,414
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	592,999	547,414

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	3,950	(10,240)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(56,514)	231,129
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	-
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(56,514)	231,129

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	301,205	70,076
CASH & CASH EQUIVALENTS, ENDING BALANCE	$244,691	$301,205

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$870	$4,377
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$-	$160,757
Debt conversion to additional paid-in capital	$-	$1,301,167

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

On November 14, 2014, the Company entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with Worldwide, the shareholders of Worldwide, and NOWnews Network. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 20,000,000 shares of common stock to the shareholders of Worldwide in exchange for all the issued and outstanding capital stock of Worldwide. Immediately following the closing of the Share Exchange, the Company had a total of 22,412,000 issued and outstanding shares of common stock, of which 6,262,400 shares were beneficially held by Alan Chen. As a result of the Share Exchange, Worldwide and Sky Media become the Company’s wholly owned subsidiaries and NOWnews Network became the Company’s majority owned subsidiary in which Company indirectly held 66% of the equity interest. Upon consummation of the Share Exchange, Company’s assumed the business of NOWnews Network and ceased to be a shell company.

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 1,650,000 and 350,000 shares to non-controlling shareholders on August 14, 2015 and September 8, 2015, respectively. On November 30, 2016, NOWnews Network issued 1,000,000 shares of stock at NT$10 per share to non-controlling shareholders for approximately $313,283 (or NT$10 million).

On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930).

On February 22, 2017, NOWnews Network entered into a new stock purchase agreement with Gamania Digital, pursuant which NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$ 22,000,000 (approximately US$725,534) on April 13, 2017. As a result of this purchase of stock, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest (see Note 9).

On April 13, 2016, the Company entered in a share exchange agreement (“NTY Ageement”) with the Company’s wholly owned subsidiary, Dawnrain Media Co., Ltd., a Seychelles limited liability company (“Dawnrain”), New Taoyard Advertising Co., Ltd., a Seychelles limited liability company and Dawnrain’s wholly owned subsidiary (“NTY”), Beijing New Tong Ying Culture Media Co., Ltd., a limited liability formed in the People’s Republic of China (“BJNTY”), and BJNTY’s shareholders (the “BJNTY Shareholders”). Pursuant to the NTY Agreement, the BJNTY Shareholders will acquire from the Company an aggregate of 1,600,000 shares of the Company’s common stock, par value $0.001 per share (Common Stock), in exchange of 80% of the capital interest of BJNTY. In the event the Company fails to cause the Company’s common stock to be listed on NYSE by February 28, 2017, the BJNTY Shareholders shall have the option to unwind the transaction contemplated in the NTY Agreement. As the date of this report, the NTY Agreement has not been fulfilled by both parties and the BJNTY Shareholders has not informed the Company of their intention to unwind the transaction contemplated in the NTY Agreement.

On October 4, 2016, the Company entered into a share exchange agreement (the “MySongAgreement”) with MySong Industrial Co., Ltd. (“MySong”), a limited liability company formed under the laws of Taiwan and both shareholders of MySong to acquire all the issued and outstanding 5,000 shares of common stock of MySong in exchange for 200,000 restricted shares of common stock (“Share Exchange”). The closing of the transactions contemplated under the MySong Share Exchange is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As the date of this report, the Agreement has not been fulfilled by both parties.

On November 19, 2016, the Company entered into a share exchange agreement (the “Lao Agreement”) with Lao Development Holding Limited (“Lao Development”), a Seychelles company and each of the shareholders of Lao Development (the “Lao Shareholders”) to acquire all the issued and outstanding shares of common stock of Lao Development in exchange for 2,137,500 restricted shares of Common Stock (“Lao Share Exchange”). The closing of the transactions contemplated under the Lao Agreement is subject to the fulfillment of certain conditions. The Lao Share Exchange is expected to close on November 19, 2017 or such other date and time as all parties may mutually determine. As the date of this report, the Lao Agreement has not been fulfilled by both parties.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $7,932,295 and $4,400,189, and stockholders’ deficits of $1,380,173 and $819,522 as of December 31, 2016 and 2015, respectively. The net losses attributable to common stockholders of $3,532,106 and $477,810 for the years ended December 31, 2016 and 2015, respectively. In addition, current liabilities exceed current assets by $858,428 and $497,578 as of December 31, 2016 and 2015, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2016 and 2015, the Company has uninsured deposits in banks of $122,508 and $100,536.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2016 and 2015, the Company assessed the allowance for doubtful accounts of $9,464 and $14,121, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2016 and 2015, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $78,327 and $56,506 for the years ended December 31, 2016 and 2015, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2016 and 2015.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2016 and 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2016 and 2015, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

On November 17, 2016, the FASB issued Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The Company is still in progress of evaluating future impact of adopting this standard.

On October 26, 2016, the FASB issued Accounting Standards Update No. 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

On October 24, 2016, Accounting Standards Update No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory to prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this Update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The Company is still in progress of evaluating future impact of adopting this standard.

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

In February 25, 2016, FASB issued ASU-2016-02-Leases. The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$595,432	$461,290
Less: Allowance for doubtful accounts	(9,464)	(14,121)
Accounts receivable, net	$585,968	$447,169

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2016	2015
Capital Lease	$156,814	$155,631
Leasehold improvement	20,441	20,198
Electronic equipment	18,214	16,043
Computer equipment	13,123	45,514
Office equipment and furniture	6,143	4,788
	214,735	242,174
Less: Accumulated depreciation	(103,528)	(83,711)
	$111,207	$158,463

As of December 31, 2016, assets under capital lease of $156,814 represented server equipment (see Note 11). Depreciation expense for the years ended December 31, 2016 and 2015 was $54,762 and $72,627, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,	December 31,
	2016	2015
Copyrights	$872,991	$862,608
Software	34,369	33,961
Trademark	6,482	6,404
Patent	156	154
	913,998	903,127
Accumulated amortization	(905,832)	(889,061)
Intangible assets, net	$8,166	$14,066

Intangible assets amounted to $8,166 and $14,066 as of December 31, 2016 and 2015, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $872,991). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 and $15,111 for the years ended December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016 and 2015, total amortization expense amounted to $6,103 and $23,884, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,	Amount
2017	$2,512
2018	2,236
2019	1,863
2020	1,555
$8,166

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2016	2015
Accrued bonus	$156,269	$123,771
Accrued payroll	142,037	96,383
Accrued professional fees	108,923	111,253
Accrued employee benefits and pension expenses	62,736	75,795
Accrued sales taxes	40,811	43,078
Accrued legal settlement	-	2,745
Other	17,534	31,346
Total	$528,310	$484,371

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the years ended December 31, 2016 and 2015. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,704 (NT$120,000). No income tax liabilities existed as of December 31, 2016 and 2015 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Years Ended
	December 31,
	2016	2015
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(1,684,235)	(104,129)
Valuation allowance	1,684,235	104,129
Net changes in deferred income tax under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(54,171)	(160,562)
Valuation allowance	54,171	160,562
Net changes in deferred income tax under non-current portion	-	-

Total provision for income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2016	2015

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,170,956	$1,924,332
Less: Valuation allowance	(3,170,956)	(1,924,332)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2016 and 2015, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of December 31, 2016, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On September 16, 2013, Worldwide entered into a written Definitive Agreement with GIA Investments Gorp. (“GIA”), an unrelated party (the “Definitive Agreement”). Pursuant to the provisions of the Definitive Agreement, Worldwide would acquire NOWnews Network pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews Network for a period of approximately 8 months. Additionally, Worldwide desires to be acquired by an unidentified company (defined in the Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB. As specified in the Definitive Agreement, GIA intends to acquire 15% of the issued and outstanding shares of Company A’s common stock for $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of the date of this report, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On February 22, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT $937,200). On April 13, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $725,534 (or NT $22,000,000). As a result, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest

On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Consultants Limited to fulfill the Financial Advisory Service Recognition Agreement (the “Agreement”) signed on September 20, 2016.In resolution of the Company’s outstanding obligations pertaining to the financial advisory services that have been rendered to the Company as of August 12, 2016, the Company and GIA Consultants Limited (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, totaling a sum of $2,970,000.

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

On each of November 30, 2016 and April 13, 2017, NOWnews Network respectively issued additional 1,000,000 and 2,200,000 shares of common stock to non-controlling shareholders, pursuant to the Stock Purchase Agreement (see Note 9). As a result, Sky Media owned 52.49% of NOWnews Network.

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2016	2015
Beginning balance	$492,851	$(493,747)
Capital contribution by shareholders through debt conversion	-	561,323
Capital contribution by non-controlling interest	313,032	620,450
Net loss attributed to non-controlling interest	(164,527)	(114,261)
Other comprehensive loss attributable to non-controlling interest	(238)	(80,914)
Ending balance	$641,118	$492,851

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $156,814 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease for the years ended December 31, 2016 was $35,833. Interest expense resulted from capital leases for the years ended December 31, 2016 amounted to $870.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of December 31,	Capital Leases Amount	Operating Leases Amount
2017	$15,030	$23,389
2018	-	2,000
2019	-	2,000
2020	-	2,000
2021	-	1,000
Total minimum payments	$15,030	$30,389

The Company incurred rent expenses of $84,932 and $123,345 for the years ended December 31, 2016 and 2015, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $16,975 (NT$550,000) in compensatory damages from NOWnews Network, $54,012 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $12,346 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $12,346 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of December 31, 2016, NOWnews Network has made payment of approximately $12,346 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). As of the date of this report, the sale of Phase I has been completed. As of the date of this report, NOWnews Network has issued an aggregate of 3,200,000 shares to Gamania Digital in exchange for approximately $1,055,567 (or NT$ 32,000,000) in the sale of Phase II, which shall terminate by the end of August, 2017 accordingly to the Stock Purchase Agreement.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the years ended December 31, 2016.

Net income of discontinued operations during the years ended December 31, 2016 was as follows:

For The Years Ended
December 31, 2016
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	2
Income before income taxes	2
Income taxes	-
Net income	$2

Net assets of discontinued operations as of December 31, 2016 were as follows:

Net assets:

As of December 31, 2016
Cash & cash equivalents	$4,025
Current assets	$4,025
Accounts payable	$162
Accrued expenses	385
Due to related parties	97,445
Current liabilities	$97,992

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
GIA Consultants Limited	Entity holds 2.86% of the Company
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Gamania Digital Entertainment Co., Ltd.	Entity owned 34.51% of NOWnews Network.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Gash point (HK) Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Years Ended December 31,
	2016	2015
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$131,507	$50,403
Sales to GASH Media Digital Marketing Co., Ltd.	35,466	-
Sales to Jin Hao Kang Marketing Co., Ltd.	29,553	81,004
Sales to WeBackers Co., Ltd.	4,897	-
Sales to GASH Co., Ltd.	3,724	7,403
Sales to Digicentre Co., Ltd.	3,103	-
Sales to Jollywiz Digital Technology Co., Ltd.	1,552	14
Sales to Gamania Digital Entertainment Co., Ltd.	-	4,725
Sales to Gash point (HK) Co., Ltd.	-	316
Total	$209,802	$143,865

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from related parties

	December 31,	December 31,
	2016	2015
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	$57,230	$-
Trade receivable from WeBackers Co., Ltd.	1,873	-
Trade receivable from Jin Hao Kang Marketing Co., Ltd	795	55,680
Trade receivable from GASH Co., Ltd.	-	6,092
Trade receivable from Gamania Digital Entertainment Co., Ltd.	-	4,803
Trade receivable from Gash point(HK) Co., Ltd.	-	306
Trade receivable from Jollywiz Digital Technology Co., Ltd.	-	13
Total	$59,898	$66,894

Due to related parties

	December 31,	December 31,
	2016	2015
Due to Mr. Alan Chen	$881,203	$545,397
Due to GASH Media Digital Marketing Co., Ltd.	16,410	-
Due to Digicentre Co., Ltd.	9,259	-
Due to Chunghwa Wideband Best Network Co., Ltd.	3,086	-
	$909,958	$545,397

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through April 19, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”, except as follows:

On February 22, 2017, NOWnews Network Co. Ltd. (NOWnews Network) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”). Pursuant to the Stock Purchase Agreement, NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$22,000,000 (approximately US$725,534) on April 13, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Shuo-Wei Shih, the Company’s chief executive officer, and Tsung-Chien Chiang, the Company’s chief financial officer. Based on our evaluation, we determined that, as of December 31, 2016, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Alan Chen	63	Chairman
Shuo-Wei Shih	48	Chief Executive Officer and Director
Tsung-Chien Chiang	57	Chief Financial Officer
En Ming Tseng	61	Director
Shang-Hong Lin	43	Director
Yuhao AixinjueLuo	48	Director

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

Shuo-Wei Shih Mr. Shih was appointed Chief Executive Officer of the Company on March 25, 2016 and a director on June 24. Before joining the Company, Mr. Shih has been a director of GIA Investment, a consulting firm in finance, operation and marketing in Taiwan since October 2014. From 2007 to 2012, Mr. Shih was the founder of Sunrise Global Solar Energy Ltd, which engages in the design, manufacture, and marketing of photovoltaic solar energy products for residential, commercial and utility-scale power plant clients worldwide. Mr. Shih was responsible for business development, financing as well as cooperation with Australian scientists. In 2012, under Mr. Shih’s supervision, Sunrise Global Solar Energy Ltd was acquired by Sino-American Silicon Products Inc.(TSEC:5483), a manufacturer of solar wafer listed in Taiwan. In 2012, he was selected by Council for Industrial and Commercial Development of Taiwan as a director responsible for resource integration and providing of financial advice. Mr. Shih started his professional career as an associate researcher with the Industrial Technology Research Institute in Taiwan. He was certified as an Industrial Technologist by National Association of Industrial Technology (USA) in 1997. Mr. Shih graduated from Southern Illinois University with a BS degree focusing on industrial technology in 1994 and received his MS degree from Indiana State University in 1996.

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

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our principal executive officers for the fiscal years ended December 31, 2016 and 2015. No other executive officer or former executive officer received more than $100,000 in compensation in the periods indicated except reported below.

SUMMARY COMPENSATION TABLE

				Stock	Option	All other
Name and		Salary	Bonus	awards	awards	compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)
Yih-Jong Shy	Year Ended	1,355	-	-	-	-	1,355
Chief Executive Officer	December 31, 2016
and director (1)	Year Ended	6,000	-	-	-	-	6,000
	December 31, 2015
Shuo-Wei Shih	Year Ended	4,645	-	-	-	-	4,645
Chief Executive Officer	December 31, 2016
and director (2)	Year Ended
	December 31, 2015	-	-	-	-	-	-
Tsung-Chien Chiang	Year Ended	6,000	-	-	-	-	6,000
Chief Financial Officer	December 31, 2016
	Year Ended
	December 31, 2015	6,000	-	-	-	-	6,000

(1) On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer. On June 24, 2016, Mr. Shy resigned as a director of the Company.

(2) On March 25, 2016, Mr. Shuo-Wei Shih was appointed as the Chief Executive Officer and on June 24, 2016, he was appointed as a director of the Company.

Employment Agreement

Yih-Jong Shy

Pursuant to the employment agreement that the Company and Mr. Shy entered into on November 14, 2014, Mr. Shy will be entitled to an annual salary of $6,000 for his services as Chief Executive Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Shy will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Company reports a net income of $500,000 for the year ending December 31, 2015. All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target. On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer.

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

	Amount of shares of common stock
	Beneficially Owned		Percent Of
Name of Beneficial Owner	(1)		Class (2)
Alan Chen (4)	3,379,700	(4)	14.65%
Tsung-Chien Chiang	50,000		*
En Ming Tseng	6,000	(5)	*
Shang-Hong Lin	10,000		*
Shuo-Wei Shih	-		-
Yuhao Aixinjue Luo	500,000		2.17%
All Executive Officers and Directors as a Group
(six persons)	3,945,700		17.10%
Greater than 5% Shareholders
GIA Investments Corp. (3)	3,000,000		13.00%

*	Represents less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated based on 23,072,000 shares of Common Stock outstanding as of April 13, 2017.

(3)	Heer Hsiao holds the voting and dispositive power over the securities held by GIA Investments Corp.

(4)	This number includes (i) 1,130,000 shares of Common Stock held by Pioneer; (ii) 395,100 shares of Common Stock held by Social Cloud Co., Ltd. (“Social”); (iii) 350,000 shares of Common Stock held by Legend Media Investments (“Legend”); (iv) 419,575 shares of Common Stock held by Trophy Access Limited (“Trophy”); (v) 445,000 shares of Common Stock held by Core Winner Investment Limited (“Core”); (vi) 445,000 shares of Common Stock held by Intelligent Media Investments (“Intelligent”); and (vii) 195,025 shares of Common Stock held by his spouse. As such, Mr. Chen is deemed to have the voting and dispositive power over shares of Common Stock held by these entities and his spouse.

(5)	Includes (i) 6,000 shares of Common Stock held directly by Mr. Tseng and (ii)100,000 shares of Common Stock held by Prime Chance Limited of which his wife, Tsung-Mei Luo, is the sole director and member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The table below sets forth our sales to the related parties during the years ended December 31, 2016 and 2015:

	For the Years Ended
	December 31,
	2016	2015
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$131,507	$50,403
Sales to GASH Media Digital Marketing Co., Ltd.	35,466	-
Sales to Jin Hao Kang Marketing Co., Ltd.	29,553	81,004
Sales to WeBackers Co., Ltd.	4,897	-
Sales to GASH Co., Ltd.	3,724	7,403
Sales to Digicentre Co., Ltd.	3,103	-
Sales to Jollywiz Digital Technology Co., Ltd.	1,552	14
Sales to Gamania Digital Entertainment Co., Ltd.	-	4,725
Sales to Gash point (HK) Co., Ltd.	-	316
Total	$209,802	$143,865

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from Related Parties

The table below sets forth due from related parties for the fiscal years ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	$57,230	$-
Trade receivable from WeBackers Co., Ltd.	1,873	-
Trade receivable from Jin Hao Kang Marketing Co., Ltd	795	55,680
Trade receivable from GASH Co., Ltd.	-	6,092
Trade receivable from Gamania Digital Entertainment Co., Ltd.	-	4,803
Trade receivable from Gash point(HK) Co., Ltd.	-	306
Trade receivable from Jollywiz Digital Technology Co., Ltd.	-	13
Total	$59,898	$66,894

Due to Related Parties

The table below sets forth due to related parties for the fiscal years ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Due to Mr. Alan Chen	$881,203	$545,397
Due to GASH Media Digital Marketing Co., Ltd.	16,410	-
Due to Digicentre Co., Ltd.	9,259	-
Due to Chunghwa Wideband Best Network Co., Ltd.	3,086	-
	$909,958	$545,397

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

The table below explains how the aforementioned parties are related to the Company.

Name of Entity or Individual	Relationship with the Company and its subsidiaries
GIA Consultants Limited	Entity holds 2.86% of the Company
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Gamania Digital Entertainment Co., Ltd.	Entity owned 34.51% of NOWnews Network.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Gash point (HK) Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by our registered independent public accounting firm for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$105,000	$60,000
Audit Related Fees	-	-
Tax Fees	3,000	-
All Other Fees	-	-
Total Fees	$108,000	$60,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10. 1	Share Exchange Agreement, dated November14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd. (5)

10.4	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. (5)

10.5	Share Exchange Agreement, dated April 13, 2016, by and among the Company, Dawnrain Media Co., Ltd., New Taoyard Advertising Co., Ltd., Beijing New Tong Ying Culture Media Co., Ltd. and its shareholders (6)

10.6	Financial Advisory Service Recognition Agreement, dated September 20, 2016, by and between the Company, and GIA Investments Corp. (7)

10.7	Share Exchange Agreement, dated October 4, 2016, by and among the Company, MySong Industrial Co., Ltd. and its shareholders. (8)

10.8	Share Exchange Agreement, dated November 19, 2016, by and among the Company, Lao Development Holding Limited and its shareholders (9)

10.9	Cooperation Agreement, dated January 14, 2017, by and between the Company and Earl International Development Sdn. Bhd. (10)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith. **Furnished herewith.

(1)	Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.
(2)	Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 12, 2014.
(3)	Incorporated by reference the exhibit to the Company’s Form 8-K filed on November 14, 2014.
(4)	Incorporated by reference the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.
(5)	Incorporated by reference the exhibits 10.6 and 10.7 to the Company’s Form 10-K filed on March 31, 2015.
(6)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on April 15, 2016
(7)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on September 21, 2016
(8)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on October 7, 2016
(9)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on November 23, 2016
(10)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on January 18, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: May 3, 2017	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shuo-Wei Shih	Chief Executive Officer	May 3, 2017
Shuo-Wei Shih	(Principal Executive Officer)

/s/ Tsung-Chien Chiang	Chief Financial Officer	May 3, 2017
Tsung-Chien Chiang	(Principal Financial and Accounting Officer)

/s/ Alan Chen	Chairman of the Board of Directors	May 3, 2017
Alan Chen

/s/ Shang-Hong Lin	Director	May 3, 2017
Shang-Hong Lin

/s/ En Ming Tseng	Director	May 3, 2017
En Ming Tseng

/s/ Yuhao Aixinjueluo	Director	May 3, 2017
Yuhao Aixinjueluo

