Form 10-Q
period 2017-03-31
NowNews Digital Media Technology Co. Ltd.
filed 2017-05-19
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      ☒   No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 18, 2017, there were 23,072,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$645,121	$244,691
Accounts receivable, net	422,727	585,968
Due from related parties	9,241	59,898
Advance to supplier	253,851	-
Security deposits, current	15,207	16,617
Other current assets	7,792	6,779
Current assets of discontinued operations	4,293	4,025
Total Current Assets	1,358,232	917,978

Furniture, fixture, and equipment, net	112,796	111,207
Intangible assets, net	8,039	8,166

Total Assets	$1,479,067	$1,037,351

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$6,205	$15,030
Accounts payable	284,295	221,210
Accrued expenses	547,070	528,310
Due to related parties	1,022,893	909,958
Other current liabilities	2,749	3,906
Current liabilities of discontinued operations	104,508	97,992
Total Current Liabilities	1,967,720	1,776,406

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 and 23,072,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	23,072	23,072
Additional paid-in capital	6,817,493	6,503,039
Accumulated deficit	(8,204,436)	(7,932,295)
Accumulated other comprehensive income	216,034	26,011
Total Stockholders' deficit	(1,147,837)	(1,380,173)
Noncontrolling Interests	659,184	641,118
Total Deficit	(488,653)	(739,055)

Total Liabilities and Equity	$1,479,067	$1,037,351

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2017	2016

Net revenue	$637,547	$535,864
Cost of revenue	(573,635)	(394,261)
Gross profit	63,912	141,603

Selling expenses	(174,237)	(143,154)
General and administrative expenses	(343,591)	(187,689)
Total operating expense	(517,828)	(330,843)

Operating loss	(453,916)	(189,240)

Other income (expense)
Interest income	179	10
Interest expense	(65)	(486)
Other income, net	802	569
Total other income	916	93

Loss from continuing operations before income taxes	(453,000)	(189,147)
Income taxes	-	-
Loss from continuing operations	(453,000)	(189,147)
Loss from discontinued operations, net of income taxes	-	-

Net loss	(453,000)	(189,147)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	180,859	66,004
Net loss from discontinued operations	-	-
Total net loss attributable to noncontrolling interest	180,859	66,004

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(272,141)	(123,143)

Foreign currency translation gain (loss)	187,299	1,704
Comprehensive loss	(84,842)	(121,439)
Other comprehensive loss attributable to noncontrolling interests	2,724	768
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(82,118)	$(120,671)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(272,141)	$(123,143)
Net loss from discontinued operations, net of income taxes	-	-
Net loss attributable to common stockholders	$(272,141)	$(123,143)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	23,072,000	22,412,000

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453,000)	$(189,147)
Depreciation	15,327	13,774
Amortization	656	2,359
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	198,010	76,848
Decrease in related-parties trade receivable	53,506	11,103
Increase in advance to supplier	(248,587)	-
Decrease in security deposits	2,462	-
(Increase) decrease in other current assets	(562)	20,002
Increase (decrease) in accounts payable	47,373	(10,493)
Increase in advance from customers	-	3,066
Decrease in accrued expenses	(7,277)	(78,886)
(Decrease) increase in other current liabilities	(1,388)	1,803
Net cash used in continuing activities	(393,480)	(149,571)
Net cash provided by (used in) discontinued operations	-	-
Net cash used in operating activities	(393,480)	(149,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(9,641)	(2,148)
Acquisition of subsidiary equity interest	(30,957)	-
Net cash used in continuing activities	(40,598)	(2,148)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(40,598)	(2,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	110,756	67,720
Payments of capital lease obligations	(9,620)	(21,987)
Capital contributions from noncontrolling interest	709,142	-
Net cash provided by continuing activities	810,278	45,733
Net cash provided by (used in) discontinued operations	-	-
Net cash provided by financing activities	810,278	45,733

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	24,230	2,822

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	400,430	(103,164)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	400,430	(103,164)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	244,691	301,205
CASH & CASH EQUIVALENTS, ENDING BALANCE	$645,121	$198,041

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$65	$486

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

On June 4, 2013, Sky Media Investments, Co., Ltd. (“Sky Media”), a company incorporated in Anguilla and a wholly-owned subsidiary of the Company, acquired 7,999,945 common shares (or 66.3%) of NOWnews Network from Mr. Alan Chen for $1,522,388 (or NT$45 million). Mr. Alan Chen owned 10,169,945 shares (or 84.3%) of common stock of NOWnews Network prior to the above transaction (the “Restructuring Transaction”).

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

On August 19, 2015, the Company established Dawnrain Media Co., Ltd. (“Dawnrain”) in the Republic of Seychelles (“Seychelles”) as a wholly owned subsidiary. On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. (“New Taoyard”) in Seychelles. On November 15, 2016, the Company established Asia Well Ltd.(“Asia Well”) in Seychelles as a wholly owned subsidiary. Dawnrain, New Taoyard, and Asia Well are holding companies and have not carried out substantive business operations of their own.

On February 22, 2017, NOWnews Network entered into a new stock purchase agreement with Gamania Digital, pursuant which NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$22,000,000 (approximately US$725,534) on March 16, 2017.

On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930). The transaction was completed on March 31, 2017. As a result of this purchase of stock, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest (see Note 9).

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $8,204,436 and $7,932,295, and stockholders’ deficits of $1,147,837 and $1,380,173 as of March 31, 2017 and December 31, 2016, respectively. The net losses attributable to common stockholders of $272,141 and $123,143 for the three months ended March 31, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $609,488 and $858,428 as of March 31, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $423,011 and $122,508.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,093 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $23,881 and $18,600 for the three months ended March 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of March 31, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2017 and 2016, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In January 2017, the FASB issued Accounting Standard Update 2017-03, Accounting Changes & Error Corrections and Investments – Equity Method and Joint Ventures: Amendments to SEC Paragraphs pursuant to Staff Announcements (“ASU 2017-03”), which amends various FASB Codification Topics. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2019, with other entities adopting it for fiscal years beginning after December 15, 2020. Early adoption is permitted as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued Accounting Standard Update 2016-20 , Technical Corrections & Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”), which makes minor corrections or improvements to the Codification related to ASU 2014-09 Revenue from Contracts with Customers (the new Revenue Recognition Standard). The effective date for ASU 2016-20 is the same as the effective date for ASU 2014-09 Revenue from Contracts with Customers which date was deferred by ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018, with interim reporting periods beginning after December 15, 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has begun the process of evaluating the potential impact of adoption of this ASU and does not expect the adoption of this ASU or the adoption of the related new Revenue Recognition standard to have a material effect on its consolidated financial statements.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$432,820	$595,432
Less: Allowance for doubtful accounts	(10,093)	(9,464)
Accounts receivable, net	$422,727	$585,968

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Capital Lease	$167,241	$156,814
Leasehold improvement	26,771	20,441
Electronic equipment	23,980	18,214
Computer equipment	13,995	13,123
Office equipment and furniture	6,871	6,143
	238,858	214,735
Less: Accumulated depreciation	(126,062)	(103,528)
	$112,796	$111,207

As of March 31, 2017, assets under capital lease of $167,241 represented server equipment (see Note 11). Depreciation expense for the three months ended March 31, 2017 and 2016 was $15,327 and $13,774, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2017	2016
Copyrights	$931,037	$872,991
Software	36,655	34,369
Trademark	6,912	6,482
Patent	166	156
	974,770	913,998
Accumulated amortization	(966,731)	(905,832)
Intangible assets, net	$8,039	$8,166

Intangible assets amounted to $8,039 and $8,166 as of March 31, 2017 and December 31, 2016, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $931,037). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, total amortization expense amounted to $656 and 2,359, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amount
2018	$2,640
2019	2,250
2020	1,987
2021	1,162
$8,039

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Accrued payroll	$187,571	$156,269
Accrued sales taxes	119,302	40,811
Accrued employee benefits and pension expenses	107,537	108,923
Accrued bonus	50,158	142,037
Accrued professional fees	27,168	62,736
Other	55,334	17,534
Total	$547,070	$528,310

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the three months ended March 31, 2017 and 2016. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,950 (NT$120,000). No income tax liabilities existed as of March 31, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax expense (benefit) consists of the following:

	For the Three Months ended March 31,
	2017	2016
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(26,409)	(12,652)
Valuation allowance	26,409	12,652
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(52,836)	(14,643)
Valuation allowance	52,836	14,643
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2017	2016

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,343,038	$3,170,956
Less: Valuation allowance	(3,343,038)	(3,170,956)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2017 and December 31, 2016, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of March 31, 2017, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. As of the date of this report, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively, on August 14, 2015. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $725,534 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). As a result, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest at March 31, 2017.

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

NOTE 10: NON-CONTROLLING INTEREST

In August 2013, NOWnews Network established NOWnews International as a 55% owned subsidiary. Mr. Shu-sen Chang, the former Chairman of NOWnews Network, and one other shareholder, owns 10% and 35% of NOWnews International, respectively.

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

On each of November 30, 2016 and March 16, 2017, NOWnews Network respectively issued additional 1,000,000 and 2,200,000 shares of common stock to non-controlling shareholders, pursuant to the Stock Purchase Agreement (see Note 9). As a result, Sky Media owned 52.49% of NOWnews Network as of March 31, 2017.

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2017	2016
Beginning balance	$641,118	$492,851
Capital contribution by non-controlling interest	201,649	313,032
Net loss attributed to non-controlling interest	(180,859)	(164,527)
Other comprehensive loss attributable to non-controlling interest	(2,724)	(238)
Ending balance	$659,184	$641,118

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $167,241 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease was $9,324 and $8,784 for the three months ended March 31, 2017 and 2016, respectively. Interest expense resulted from capital leases amounted to $65 and $486 for the three months ended March 31, 2017 and 2016, respectively.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of March 31,	Capital Leases Amount	Operating Leases Amount
2018	$6,205	$2,133
2019	-	2,133
2020		2,133
2021		2,133
After 2021	-	533
Total minimum payments	$6,205	$9,065

The Company incurred rent expenses of $25,382 and $20,715 for the three months ended March 31, 2017 and 2016, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $18,104 (NT$550,000) in compensatory damages from NOWnews Network, $57,604 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $13,167 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $13,167 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of December 31, 2016, NOWnews Network has made payment of approximately $13,167 (NT$400,000) and this action is closed.

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

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the three months ended March 31, 2017.

Net assets of discontinued operations as of March 31, 2017 were as follows:

As of March 31, 2017
Cash & cash equivalents	$4,293
Current assets	$4,293
Accounts payable	$173
Accrued expenses	410
Due to related parties	103,925
Current liabilities	$104,508

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
GIA Consultants Limited	Entity holds 2.86% of the Company
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Gamania Digital Entertainment Co., Ltd.	Entity owned 34.51% of NOWnews Network.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Gash point (HK) Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Three Months Ended March 31,
	2017	2016
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$13,215	$-
Sales to GASH Co., Ltd.	9,670	2,118
Sales to GASH Media Digital Marketing Co., Ltd.	4,451	-
Total	$27,336	$2,118

The primary services provided by NOWnews Network to this related party were advertisement space on NOWnews Network’s website.

Due from related parties

	March 31,	December 31,
	2017	2016
Trade receivable from GASH Co., Ltd.	$8,394	$-
Trade receivable from Jin Hao Kang Marketing Co., Ltd	847	795
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)		57,230
Trade receivable from WeBackers Co., Ltd.		1,873
Total	$9,241	$59,898

Due to related parties

	March 31,	December 31,
	2017	2016
Due to Mr. Alan Chen	$979,336	$881,203
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	33,221	-
Due to Digicentre Co., Ltd.	6,912	9,259
Due to Chunghwa Wideband Best Network Co., Ltd.	3,292	3,086
Due to GASH Media Digital Marketing Co., Ltd.	132	16,410
	$1,022,893	$909,958

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”, except as follows:

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

On February 22, 2017, NOWnews Network entered into a new stock purchase agreement with Gamania Digital, pursuant which NOWnews Network issued 2,200,000 shares to non-controlling shareholders for a purchase price of NT$22,000,000 (approximately US$725,534) on March 16, 2017.

On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930). The transaction was completed on March 31, 2017. As a result of this purchase of stock, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest.

Dawnrain Media Co., Ltd. was incorporated in Seychelles on August 19, 2015. Dawnrain is a holding company and has not carried out substantive business operations of its own. On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. in Seychelles. New Taoyard is a holding company and has not carried out substantive business operations of its own. On November 15, 2016, Asia Well Ltd. was incorporated in Seychelles. Asia Well Ltd. is a holding company and has not carried out substantive business operations of its own. As of the date of this report, each of Dawnrain and New Taoyard has 30,000,000 issued and outstanding shares with a par value of $1 per share. Asian Well Ltd. has 2,250,000 issued and outstanding shares with a par value of $1 per share. As of the date of this report, no capital has been paid into any of these three Seychelles companies. Each of Dawnrain, New Taoyard and Asian Well Ltd. has been in the process of amending its share registry to reduce the amount of the issued and outstanding shares to 100 shares and expects to complete such amendments by the end of May, 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

	For The Three Months Ended
	March 31,		Change in
	2017	2016	$	%

Net revenue	$637,547	$535,864	$101,681	19
Cost of revenue	(573,635)	(394,261)	(179,374)	45
Gross profit	63,912	141,603	(77,691)	(55)

Selling expenses	(174,237)	(143,154)	(31,083)	22
General and administrative expenses	(343,591)	(187,689)	(155,902)	83
Total operating expense	(517,828)	(330,843)	(186,985)	57

Operating loss	(453,916)	(189,240)	(264,676)	140

Other income (expense)
Interest income	179	10	169	1690
Interest expense	(65)	(486)	421	(87)
Other income, net	802	569	233	41
Total other income	916	93	823	885

Loss from continuing operations before income taxes	(453,000)	(189,147)	(263,853)	139
Income taxes	-	-
Loss from continuing operations	(453,000)	(189,147)	(263,853)	139
Loss from discontinued operations, net of income taxes	-	-

Net loss	(453,000)	(189,147)	(263,853)	139

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	180,859	66,004	114,855	174
Net loss from discontinued operations	-	-
Total net loss attributable to noncontrolling interest	180,859	66,004	114,855	174

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(272,141)	$(123,143)	$(148,998)	121

Net Revenue

Our net revenue for the three months ended March 31, 2017 was $0.64 million, an increase of $0.10 million, or 19%, from $0.54 million for the three months ended March 31, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $0.58 million for the three months ended March 31, 2017, an increase of $0.10 million, or 21%, from $0.48 million for the three months ended March 31, 2016. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.06 million for the three months ended March 31, 2017, relatively the same with the result for the three months ended March 31, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $0.57 million for the three months ended March 31, 2017, an increase of $0.18 million, or 45%, as compared to $0.39 million for the three months ended March 31, 2016. The increase was primarily attributable to the increase of $0.09 million in labor costs and $0.06 million in advertisement costs.

Gross Profit

Gross profit decreased approximately $0.08 million, or 55%, for the three months ended March 31, 2017, as compared to the same period in 2016, mainly due to the increase in cost of revenue. Gross profit margin was 10% for the three months ended March 31, 2017 as compared to 26% for the same period in 2016.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.03 million, or 22%, from $0.14 million for the three months ended March 31, 2016, to $0.17 million for the three months ended March 31, 2017. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.16 million, or 83%, from $0.19 million for the three months ended March 31, 2016 to $0.35 million for the three months ended March 31, 2017. The increase in general and administration expenses was principally due to the increase in labor expenses.

Net Loss

As a result of the above factors, we have net loss of approximately $0.45 million for the three months ended March 31, 2017 as compared to net loss of approximately $0.19 million for the three months ended March 31, 2016, representing an increase of loss of $0.26 million, or approximately 139%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $8,204,436 and $7,932,295, and stockholders’ deficits of $1,147,837 and $1,380,173 as of March 31, 2017 and December 31, 2016, respectively. The net losses attributable to common stockholders of $272,141 and $123,143 for the three months ended March 31, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $609,488 and $858,428 as of March 31, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of March 31, 2017, we had working capital deficit of $609,488 as compared to working capital deficit of $858,428 as of December 31, 2016. We had cash and cash equivalents of $645,121 as of March 31, 2017, an increase of $400,430, or 164% from $244,691 as of December 31, 2016. Our principal sources and uses of funds were as follows:

	For the Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(393,480)	$(149,571)
Net cash used in investing activities	(40,598)	(2,148)
Net cash provided by financing activities	810,278	45,733
Net cash used in discontinued operations	-	-
Effect of exchange rate change on cash and cash equivalents	24,230	2,822
Net increase (decrease) in cash and cash equivalents	$400,430	$(103,164)

Net cash used in operating activities of continuing operations was approximately $0.39 million for the three months ended March 31, 2017, compared to net cash used in operating activities of approximately $0.15 million for the three months ended March 31, 2016. The increase of $0.24 million of cash used in operating activities was primarily due to the increase of cash used in changes in advance to supplier of approximately $0.25 million.

Net cash used in investing activities of continuing operations was approximately $0.04 million for the three months ended March 31, 2017, compared to net cash used in investing activities of approximately $0.002 million for the three months ended March 31, 2016. The increase of $0.038 million of cash used in investing activities was primarily due to the increase of cash used in an acquisition of subsidiary equity interest of $0.03 million.

Net cash provided by financing activities of continuing operations amounted to approximately $0.81 million for the three months ended March 31, 2017, compared to approximately $0.05 million cash used during the three months ended March 31, 2016, representing an increase of approximately $0.76 million. The increase in net cash provided from financing activities was mainly resulting from the increase in capital contributions of $0.71 million from noncontrolling interest during the three months ended March 31, 2017.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $423,011 and $122,508.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,093 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $23,881 and $18,600 for the three months ended March 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both March 31, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2017 and 2016, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In January 2017, the FASB issued Accounting Standard Update 2017-03, Accounting Changes & Error Corrections and Investments – Equity Method and Joint Ventures: Amendments to SEC Paragraphs pursuant to Staff Announcements (“ASU 2017-03”), which amends various FASB Codification Topics. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2019, with other entities adopting it for fiscal years beginning after December 15, 2020. Early adoption is permitted as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued Accounting Standard Update 2016-20 , Technical Corrections & Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”), which makes minor corrections or improvements to the Codification related to ASU 2014-09 Revenue from Contracts with Customers (the new Revenue Recognition Standard). The effective date for ASU 2016-20 is the same as the effective date for ASU 2014-09 Revenue from Contracts with Customers which date was deferred by ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018, with interim reporting periods beginning after December 15, 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has begun the process of evaluating the potential impact of adoption of this ASU and does not expect the adoption of this ASU or the adoption of the related new Revenue Recognition standard to have a material effect on its consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2017. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: May 19, 2017	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2017	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)

