Form 10-Q
period 2017-06-30
NowNews Digital Media Technology Co. Ltd.
filed 2017-08-17
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 14, 2017, there were 23,072,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$667,340	$244,691
Accounts receivable, net	665,647	585,968
Due from related parties	64,692	59,898
Advance to supplier	76,806	-
Security deposits, current	-	16,617
Other current assets	21,570	6,779
Current assets of discontinued operations	4,293	4,025
Total Current Assets	1,500,348	917,978

Furniture, fixture, and equipment, net	120,416	111,207
Security deposits, non-current	48,124	-
Intangible assets, net	7,369	8,166

Total Assets	$1,676,257	$1,037,351

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$1,841	$15,030
Accounts payable	271,601	221,210
Advance from customers	48,223	-
Accrued expenses	777,950	528,310
Due to related parties	1,052,308	909,958
Other current liabilities	5,852	3,906
Current liabilities of discontinued operations	104,508	97,992
Total Current Liabilities	2,262,283	1,776,406

Total Liabilities	2,262,283	1,776,406

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	23,072	23,072
Additional paid-in capital	6,817,493	6,503,039
Subscriptions received in advance	530,000	-
Accumulated deficit	(8,589,994)	(7,932,295)
Accumulated other comprehensive income	216,465	26,011
Total Stockholders' deficit	(1,002,964)	(1,380,173)
Noncontrolling Interests	416,938	641,118
Total Deficit	(586,026)	(739,055)

Total Liabilities and Equity	$1,676,257	$1,037,351

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenue	$1,029,113	$847,190	$1,666,660	$1,383,054
Cost of revenue	(936,912)	(554,175)	(1,510,547)	(948,436)
Gross profit	92,201	293,015	156,113	434,618

Selling expenses	(300,077)	(155,153)	(474,314)	(298,307)
General and administrative expenses	(418,239)	(260,662)	(761,830)	(448,351)
Financial advisory service fee – related party	-	(2,970,000)	-	(2,970,000)
Total operating expense	(718,316)	(3,385,815)	(1,236,144)	(3,716,658)

Operating loss	(626,115)	(3,092,800)	(1,080,031)	(3,282,040)

Other income (expense)
Interest income	34	95	213	105
Interest expense	(26)	(371)	(91)	(857)
Other income, net	(2,083)	1,710	(1,281)	2,279
Total other income (expense)	(2,075)	1,434	(1,159)	1,527

Loss from continuing operations before income taxes	(628,190)	(3,091,366)	(1,081,190)	(3,280,513)
Income taxes	-	-	-	-
Loss from continuing operations	(628,190)	(3,091,366)	(1,081,190)	(3,280,513)
Income from discontinued operations, net of income taxes	1	1	1	1

Net loss	(628,189)	(3,091,365)	(1,081,189)	(3,280,512)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	242,632	10,270	423,491	76,274
Net income from discontinued operations	(1)	(1)	(1)	(1)
Total net loss attributable to noncontrolling interest	242,631	10,269	423,490	76,273

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(385,558)	(3,081,096)	(657,699)	(3,204,239)

Foreign currency translation gain	432	1,058	187,731	2,762
Comprehensive loss	(385,126)	(3,080,038)	(469,968)	(3,201,477)
Other comprehensive (income) loss attributable to noncontrolling interests	-	(52)	2,724	716
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(385,126)	$(3,080,090)	$(467,244)	$(3,200,761)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(385,558)	$(3,081,096)	$(657,699)	$(3,204,239)
Net loss from discontinued operations, net of income taxes	-	-	-	-
Net loss attributable to common stockholders	$(385,558)	$(3,081,096)	$(657,699)	$(3,204,239)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.02)	$(0.14)	$(0.03)	$(0.14)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.02)	$(0.14)	$(0.03)	$(0.14)

Weighted average shares outstanding, basic and diluted	23,072,000	22,412,000	23,072,000	22,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,081,189)	$(3,280,512)
Income from discontinued operations	(1)	(1)
Depreciation	30,766	27,271
Amortization	1,329	4,768
Adjustments to reconcile net loss to net cash provided by operating activities:
(Increase) decrease in accounts receivable	(40,391)	16,311
(Increase) decrease in related-parties trade receivable	(805)	9,788
Increase in advance to supplier	(76,192)	-
Increase in security deposits	(30,159)	-
(Increase) decrease in other current assets	(14,370)	19,839
Increase in accounts payable	35,397	974
Increase (decrease) in advance from customers	47,837	(8,067)
Increase in accrued financial advisory service fee – related party	-	2,970,000
Increase (decrease) in other accrued expenses	221,310	(46,058)
Increase in other current liabilities	1,672	5,540
Net cash used in continuing activities	(904,796)	(280,147)
Net cash provided by discontinued operations	1	1
Net cash used in operating activities	(904,795)	(280,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(32,566)	(5,254)
Acquisition of subsidiary equity interest	(31,077)	-
Net cash used in continuing activities	(63,643)	(5,254)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(63,643)	(5,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	140,657	151,312
Proceeds from stock subscriptions received in advance	530,000	-
Payments of capital lease obligations	(14,074)	(44,900)
Capital contributions from non controlling interest	718,487
Net cash provided by continuing activities	1,375,070	106,412
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	1,375,070	106,412

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	16,018	2,576

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	422,650	(176,412)
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	1	1
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	422,649	(176,413)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	244,691	301,205
CASH & CASH EQUIVALENTS, ENDING BALANCE	$667,340	$124,792

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$91	$857

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

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $8,589,994 and $7,932,295, and stockholders’ deficits of $1,002,964 and $1,380,173 as of June 30, 2017 and December 31, 2016, respectively. The net losses attributable to common stockholders of $657,699 and $3,204,239 for the six months ended June 30, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $761,935 and $858,428 as of June 30, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $307,818 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,093 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $55,010 and $38,110 for the six months ended June 30, 2017 and 2016, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $31,129 and $19,510 for the three months ended June 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of June 30, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2017 and 2016, no options or warrants were issued or outstanding.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$675,740	$595,432
Less: Allowance for doubtful accounts	(10,093)	(9,464)
Accounts receivable, net	$665,647	$585,968

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Capital Lease	$167,241	$156,814
Leasehold improvement	26,771	20,441
Electronic equipment	23,981	18,214
Computer equipment	27,688	13,123
Office equipment and furniture	16,161	6,143
	261,842	214,735
Less: Accumulated depreciation	(141,426)	(103,528)
	$120,416	$111,207

As of June 30, 2017, assets under capital lease of $167,241 represented server equipment (see Note 11). Depreciation expense for the three months ended June 30, 2017 and 2016 was $15,439 and $13,497, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $30,766 and $27,271, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2017	2016
Copyrights	$931,037	$872,991
Software	36,655	34,369
Trademark	6,912	6,482
Patent	166	156
	974,770	913,998
Accumulated amortization	(967,401)	(905,832)
Intangible assets, net	$7,369	$8,166

Intangible assets amounted to $7,369 and $8,166 as of June 30, 2017 and December 31, 2016, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $931,037). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to copyrights was $0 for the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017 and 2016, total amortization expense amounted to $673 and $2,409, respectively. For the six months ended June 30, 2017 and 2016, total amortization expense amounted to $1,329 and $4,768, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,	Amount
2018	$2,588
2019	2,129
2020	1,986
2021	666
$7,369

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Accrued bonus	$292,060	$156,269
Accrued payroll	219,050	142,037
Accrued employee benefits and pension expenses	91,214	62,736
Accrued professional fees	87,404	108,923
Accrued sales taxes	11,340	40,811
Other	76,882	17,534
Total	$777,950	$528,310

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the six months ended June 30, 2017 and 2016. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Seychelles

Dawnrain Media Co., Ltd., New Taoyard Cultural Transmission Co., Ltd., and Asia Well Ltd. are incorporated in Seychelles, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,950 (NT$120,000). No income tax liabilities existed as of June 30, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(41,122)	(1,073,274)	(67,531)	(1,085,926)
Valuation allowance	41,122	1,073,274	67,531	1,085,926
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(167,898)	(18,741)	(220,734)	(33,384)
Valuation allowance	167,898	18,741	220,734	33,384
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended June 30,
	2017	2016

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,459,221	$3,170,956
Less: Valuation allowance	(3,459,221)	(3,170,956)
Deferred tax assets, net	$-	$-

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

NOTE 9: STOCKHOLDERS’ EQUITY

As of June 30, 2017, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued additional 350,000 shares to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $725,534 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). As a result, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest at June 30, 2017.

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

Dawnrain and New Taoyard had 30,000,000 issued and outstanding shares with a par value of $1 per share. Asia Well had 2,250,000 issued and outstanding shares with a par value of $1 per share. On May 16, 2017, the Company has completed the amendment of share registry to reduce the amount of the issued and outstanding shares to 10 shares of Dawnrain, 10 shares of New Taoyard, and 100 shares of Asia Well. Accordingly, the capital of $10, $10, and $100 has been paid to Dawnrain, New Taoyard, and Asia Well, respectively.

On June 22, 2017, the Company entered into a subscription agreement (the “Agreement”) with Wei Su Technology Holdings Co., Ltd. (the “Wei Su”). Wei Su was incorporated in September 2001 under the laws of Taiwan. Pursuant to the Agreement, Wei Su agreed to purchase 100,000 restricted shares of common stock, par value $.001 of the Company (“Share Purchase”) for an aggregate price of $530,000 (the “Subscription Price”). The Agreement contains a buy-back clause whereby Wei Su will have an option to have the Company buy back the shares issued to Wei Su under the Agreement at a price of $5.8 per share one year after Wei Su pays the full Subscription Price. The closing of the transactions contemplated under the Agreement is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As of June 30, 2017, the Company has not issued 100,000 shares to Wei Su.

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

On each of November 30, 2016 and March 16, 2017, NOWnews Network respectively issued additional 1,000,000 and 2,200,000 shares of common stock to non-controlling shareholders, pursuant to the Stock Purchase Agreement (see Note 9). As a result, Sky Media owned 52.49% of NOWnews Network as of June 30, 2017.

Non-controlling interest consisted of the following:

	June 30,	December 31,
	2017	2016
Beginning balance	$641,118	$492,851
Capital contribution by shareholders through debt conversion	-	-
Capital contribution by non-controlling interest	202,034	313,032
Net loss attributed to non-controlling interest	(423,490)	(164,527)
Other comprehensive loss attributable to non-controlling interest	(2,724)	(238)
Ending balance	$416,938	$641,118

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $167,241 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years. Depreciation expense of those equipment under capital lease was $18,890 and $17,614 for the six months ended June 30, 2017 and 2016, respectively.  Interest expense resulted from capital leases amounted to $91 and $857 for the six months ended June 30, 2017 and 2016, respectively.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of June 30,	Capital Leases Amount	Operating Leases Amount
2018	$1,841	$2,133
2019	-	2,133
2020	-	2,133
2021	-	2,133
Total minimum payments	$1,841	$8,532

The Company incurred rent expenses of $41,967 and $20,993 for the three months ended June 30, 2017 and 2016, respectively. The Company incurred rent expenses of $67,349 and $41,708 for the six months ended June 30, 2017 and 2016, respectively.

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

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). The sale of Phase I has been completed on August 14, 2015. As of June 30, 2017, NOWnews Network has issued an aggregate of 3,200,000 shares to Gamania Digital in exchange for approximately $1,055,567 (or NT$ 32,000,000) in the sale of Phase II, which shall terminate on September 21, 2017 pursuant to the Stock Purchase Agreement.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the six months ended June 30, 2017.

Net income of discontinued operations during the six months ended June 30, 2017 was as follows:

For The Six Months Ended
June 30, 2017
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	1
Income before income taxes	1
Income taxes	-
Net income	$1

Net assets of discontinued operations as of June 30, 2017 were as follows:

Net assets:

As of June 30, 2017
Cash & cash equivalents	$4,293
Current assets	$4,293
Accounts payable	$173
Accrued expenses	410
Due to related parties	103,925
Current liabilities	$104,508

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
GASH Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.

Transactions

	For the Six Months Ended June 30,
	2017	2016
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$48,884	$-
Sales to GASH Co., Ltd.	19,592	3,668
Sales to GASH Media Digital Marketing Co., Ltd.	4,509	19,056
Sales to Jin Hao Kang Marketing Co., Ltd.	-	14,556
Sales to Digicentre Co., Ltd.	-	3,057
Sales to WeBackers Co., Ltd.	-	1,528
Total	$72,985	$41,865

The primary services provided by NOWnews Network to these related parties were advertisement space on NOWnews Network’s website.

Due from related parties

	June 30,	December 31,
	2017	2016
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	$53,476	$57,230
Trade receivable from GASH Co., Ltd.	10,369	-
Trade receivable from Jin Hao Kang Marketing Co., Ltd	847	795
Trade receivable from WeBackers Co., Ltd.	-	1,873
Total	$64,692	$59,898

Due to related parties

	June 30,	December 31,
	2017	2016
Due to Mr. Alan Chen	$1,049,016	$881,203
Due to Chunghwa Wideband Best Network Co., Ltd.	3,292	3,086
Due to GASH Media Digital Marketing Co., Ltd.	-	16,410
Due to Digicentre Co., Ltd.	-	9,259
	$1,052,308	$909,958

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through August 14, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On August 19, 2015, we incorporated Dawnrain Media Co., Ltd. (the “Dawnrain”) in the Republic of Seychelles (“Seychelles”). Dawnrain is our wholly owned subsidiary. On August 27, 2015, Dawnrain incorporated New Taoyard Cultural Transmission Co., Ltd. (the “New Taoyard”) in Seychelles. On November 15, 2016, we incorporated Asia Well Ltd. (the “Asia Well”) in Seychelles. These three Seychelles companies are holding companies and have not carried out substantive business operations of their own. Prior to May 16, 2017, each of Dawnrain and New Taoyard had 30,000,000 issued and outstanding shares with a par value of $1 per share, and Asia Well had 2,250,000 issued and outstanding shares with a par value of $1 per share. On May 16, 2017, Dawnrain and New Taoyard respectively amended their share registry, reducing the amount of the issued and outstanding shares from 30,000,000 to 10. On the same date, Asia Well amended its share registry and reduced the amount of the issued and outstanding shares from 2,250,000 to 100.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

	For The Three Months Ended
	June 30,		Change in
	2017	2016	$	%

Net revenue	$1,029,113	$847,190	$181,923	21
Cost of revenue	(936,912)	(554,175)	(382,737)	69
Gross profit	92,201	293,015	(200,814)	(69)

Selling expenses	(300,077)	(155,153)	(144,924)	93
General and administrative expenses	(418,239)	(260,662)	(157,577)	60
Financial advisory service fee – related party	-	(2,970,000)	2,970,000	(100)
Total operating expense	(718,316)	(3,385,815)	2,667,499	(79)

Operating loss	(626,115)	(3,092,800)	2,466,685	(80)

Other income (expense)
Interest income	34	95	(61)	(64)
Interest expense	(26)	(371)	345	(93)
Other income, net	(2,083)	1,710	(3,793)	(222)
Total other income	(2,075)	1,434	(3,509)	(245)

Loss from continuing operations before income taxes	(628,190)	(3,091,366)	2,463,176	(80)
Income taxes	-	-	-	-
Loss from continuing operations	(628,190)	(3,091,366)	2,463,176	(80)
Loss from discontinued operations, net of income taxes	1	1	-	-

Net loss	(628,189)	(3,091,365)	2,463,176	(80)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	242,632	10,270	232,362	2,263
Net loss from discontinued operations	(1)	(1)	-	-
Total net loss attributable to noncontrolling interest	242,631	10,269	232,362	2,263

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(385,558)	$(3,081,096)	$2,695,538	(87)

Net Revenue

Our net revenue for the three months ended June 30, 2017 was $1.03 million, an increase of $0.18 million, or 21%, from $0.85 million for the three months ended June 31, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $0.98 million for the three months ended June 30, 2017, an increase of $0.20 million, or 24%, from $0.78 million for the three months ended June 30, 2017. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.05 million for the three months ended June 30, 2017, relatively the same with the result for the three months ended June 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $0.94 million for the three months ended June 30, 2017, an increase of $0.39 million, or 69%, as compared to $0.55 million for the three months ended June 30, 2016. The increase was primarily attributable to the increase of $0.21 million in labor costs and $0.15 million in advertisement costs.

Gross Profit

Gross profit decreased approximately $0.20 million, or 69%, to $0.09 million for the three months ended June 30, 2017, as compared to $0.29 million for the same period in 2016, mainly due to the increase in cost of revenue. Gross profit margin was 9% for the three months ended June 30, 2017 as compared to 35% for the same period in 2016.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.14 million, or 93%, from $0.16 million for the three months ended June 30, 2016, to $0.30 million for the three months ended June 30, 2017. The increase in selling expenses was primarily due to the increase in performance bonus for salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.16 million, or 60%, from $0.26 million for the three months ended June 30, 2016 to $0.42 million for the three months ended June 30, 2017. The increase in general and administration expenses was principally due to the increase in office rent and payroll expenses.

Financial advisory service fee – related party

Financial advisory service fee has decreased to $0 for the three months ended June 30, 2017, a decrease of approximately $2.97 million, or 100%, as compared to $2.97 million for the three months ended June 30, 2016. In resolution of the Company’s obligations pertaining to the financial advisory services that have been rendered to the Company as of August 12, 2016, the Company and GIA Investments Corp. (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, totaling an aggregate sum of $2.97 million. Such payment obligations for the services provided by GIA have never been agreed upon between the Company and GIA until near the date of the filing of the Company’s June 30, 2016 Form 10-Q Quarterly Report. Pursuant to the payment obligations being affirmative as of August 12, 2016, such obligations had been accrued by the Company as expenses as of June 30, 2016. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Investments Corp. to fulfill the Agreement signed on September 20, 2016. The Company did not receive financial advisory service from GIA and was not obligated to pay financial advisory service fee for the three months ended June 30, 2017.

Net Loss

As a result of the above factors, we had net loss of approximately $0.63 million for the three months ended June 30, 2017 as compared to net loss of approximately $3.09 million for the three months ended June 30, 2016, representing a decrease of loss of $2.46 million, or approximately 80%.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

	For The Six Months Ended
	June 30,		Change in
	2017	2016	$	%

Net revenue	$1,666,660	$1,383,054	$283,606	21
Cost of revenue	(1,510,547)	(948,436)	(562,111)	59
Gross profit	156,113	434,618	(278,505)	(64)

Selling expenses	(474,314)	(298,307)	(176,007)	59
General and administrative expenses	(761,830)	(448,351)	(313,479)	70
Financial advisory service fee	-	(2,970,000)	2,970,000	(100)
Total operating expense	(1,236,144)	(3,716,658)	2,480,514	(67)

Operating loss	(1,080,031)	(3,282,040)	2,202,009	(67)

Other income (expense)
Interest income	213	105	108	103
Interest expense	(91)	(857)	766	(89)
Other income, net	(1,281)	2,279	(3,560)	(156)
Total other income (expense)	(1,159)	1,527	(2,686)	(176)

Loss from continuing operations before income taxes	(1,081,190)	(3,280,513)	2,199,323	(67)
Income taxes	-	-	-	-
Loss from continuing operations	(1,081,190)	(3,280,513)	2,199,323	(67)
Income (loss) from discontinued operations, net of income taxes	1	1	-	-

Net loss	(1,081,189)	(3,280,512)	2,199,323	(67)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	423,491	76,274	347,217	455
Net income loss from discontinued operations	(1)	(1)	-	-
Total net loss attributable to noncontrolling interest	423,490	76,273	347,217	455

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	(657,699)	(3,204,239)	2,546,540	(79)

Net Revenue

Our net revenue for the six months ended June 30, 2017 was $1.66 million, an increase of $0.28 million or 21% from $1.38 million for the six months ended June 30, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $1.55 million for the six months ended June 30, 2017, an increase of $0.29 million, or 23%, from $1.26 million for the six months ended June 30, 2016. The increase was mainly attributable to the increase in internet advertising revenue and advertisement revenue by clicks for the six months ended June 30, 2017.

Licensing and Services

Our revenue from content licensing was $0.11 million for the six months ended June 30, 2017, relatively the same with the result for the six months ended June 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $1.51 million for the six months ended June 30, 2017, an increase of $0.56 million, or 59%, as compared to $0.95 million for the six months ended June 30, 2016. The increase was mainly due to the increase of $0.30 million in labor costs and $0.15 million in advertisement costs.

Gross Profit

Gross profit decreased approximately $0.28 million, or 64%, to $0.15 million for the six months ended June 30, 2017, as compared to $0.43 million for the same period in 2016, due to the increase in cost of revenue. Gross profit margin was 9% for the six months ended June 30, 2017 as compared to 31% for the same period in 2016.

Selling Expenses

Selling expenses primarily consist of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.17 million, or 59%, from $0.30 million for the six months ended June 30, 2016, to $0.47 million for the six months ended June 30, 2017. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons and the increase in performance bonus for salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.31 million, or 70%, from $0.45 million for the six months ended June 30, 2016 to $0.76 million for the six months ended June 30, 2017. The increase in general and administration expenses were principally due to the increase in office rent and payroll expenses.

Financial advisory service fee – related party

Financial advisory service fee has decreased to $0 for the six months ended June 30, 2017, a decrease of approximately $2.97 million, or 100%, as compared to $2.97 million for the six months ended June 30, 2016. In resolution of the Company’s obligations pertaining to the financial advisory services that have been rendered to the Company as of August 12, 2016, the Company and GIA Investments Corp. (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, totaling an aggregate sum of $2.97 million. Such payment obligations for the services provided by GIA have never been agreed upon between the Company and GIA until near the date of the filing of the Company’s June 30, 2016 Form 10-Q Quarterly Report. Pursuant to the payment obligations being affirmative as of August 12, 2016, such obligations had been accrued by the Company as expenses as of June 30, 2016. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Investments Corp. to fulfill the Agreement signed on September 20, 2016. The Company did not receive financial advisory service from GIA and was not obligated to pay financial advisory service fee for the six months ended June 30, 2017.

Net Loss

As a result of the above factors, we had net loss of approximately $1.08 million for the six months ended June 30, 2017 as compared to net loss of approximately $3.28 million for the six months ended June 30, 2016, representing a decrease of loss of $2.20 million, or approximately 67%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $8,589,994 and $7,932,295, and stockholders’ deficits of $1,002,964 and $1,380,173 as of June 30, 2017 and December 31, 2016, respectively. The net losses attributable to common stockholders of $657,699 and $3,204,239 for the six months ended June 30, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $761,935 and $858,428 as of June 30, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of June 30, 2017, we had working capital deficit of $761,935 as compared to working capital deficit of $858,428 as of December 31, 2016. We had cash and cash equivalents of $667,340 as of June 30, 2017, an increase of $422,649, or 173% from $244,691 as of December 31, 2016. Our principal sources and uses of funds were as follows:

	For the Six Months Ended June 30,
	2017	2016
Net cash used in by operating activities	$(904,796)	$(280,147)
Net cash used in investing activities	(63,643)	(5,254)
Net cash provided by financing activities	1,375,070	106,412
Net cash provided by discontinued operations	1	1
Effect of exchange rate change on cash and cash equivalents	16,018	2,576
Net increase (decrease) in cash and cash equivalents	$422,650	$(176,412)

Net cash used in operating activities of continuing operations was approximately $0.90 million for the six months ended June 30, 2017, compared to net cash used in operating activities of approximately $0.28 million for the six months ended June 30, 2016, representing an increase of approximately $0.62 million. The increase in net cash used in operating activities was primarily due the decrease in accrued financial advisory service fee – related party of $2.97 million and the increase in advance to suppliers of $0.08 million, partially offset by the increase in accrued expenses of $0.22 million and the decrease in net loss of $2.20 million for the six months ended June 30, 2017.

Net cash used in investing activities of continuing operations was approximately $0.06 million for the six months ended June 30, 2017, compared to net cash used in investing activities of approximately $0.005 million for the six months ended June 30, 2016, representing an increase of approximately $0.06 million. The increase in cash used in investing activities was primarily due to an acquisition of subsidiary equity interest of $0.03 million and the purchase of fixed assets of $0.03 million during the six months ended June 30, 2017.

Net cash provided by financing activities of continuing operations amounted to approximately $1.38 million for the six months ended June 30, 2017, compared to approximately $0.11 million cash used during the six months ended June 30, 2016, representing an increase of approximately $1.27 million. The increase in net cash provided from financing activities was mainly attributable to the increase in capital contributions of $0.72 million from noncontrolling interest and the increase of $0.53 million from stock subscriptions received in advance during the six months ended June 30, 2017.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $307,818 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,093 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $55,010 and $38,110 for the six months ended June 30, 2017 and 2016, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $31,129 and $19,510 for the three months ended June 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of June 30, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the six months ended June 30, 2017 and 2016, no options or warrants were issued or outstanding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2017. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with Wei Su Technology Holdings Co., Ltd. (the “Wei Su”). Pursuant to the Subscription Agreement, Wei Su agreed to purchase 100,000 restricted shares of common stock the Company for an aggregate price of $530,000. Such 100,000 shares of common stock will be issued to Wei Su after the Board of Directors of the Company approves the issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications of Chief Executive Officer.**

32.2	Section 1350 Certifications of Chief Financial Officer.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.

(2)	Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: August 17, 2017	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2017	By:	/s/ Tsung-Chien Chiang
Tsung-Chien Chiang
Chief Financial Officer
(Principal Accounting and Financial Officer)

