Form 10-Q
period 2017-09-30
NowNews Digital Media Technology Co. Ltd.
filed 2017-11-20
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 17, 2017, there were 23,072,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$352,812	$244,691
Accounts receivable, net	660,759	585,968
Due from related parties	10,386	59,898
Security deposits, current	-	16,617
Other current assets	59,892	6,779
Current assets of discontinued operations	14	4,025
Total Current Assets	1,083,863	917,978

Furniture, fixture, and equipment, net	153,964	111,207
Security deposits, non-current	65,943	-
Intangible assets, net	6,710	8,166

Total Assets	$1,310,480	$1,037,351

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$2,682	$15,030
Accounts payable	316,629	221,210
Accrued expenses	822,196	528,310
Due to related parties	905,080	909,958
Other current liabilities	7,759	3,906
Current liabilities of discontinued operations	100,394	97,992
Total Current Liabilities	2,154,740	1,776,406

Long-term obligation under capital lease	3,925	-
Total Liabilities	2,158,665	1,776,406

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	23,072	23,072
Additional paid-in capital	6,817,493	6,503,039
Subscriptions received in advance	530,000	-
Accumulated deficit	(8,975,389)	(7,932,295)
Accumulated other comprehensive income	409,827	26,011
Total Stockholders' deficit	(1,194,997)	(1,380,173)
Noncontrolling Interests	346,812	641,118
Total Deficit	(848,185)	(739,055)

Total Liabilities and Equity	$1,310,480	$1,037,351

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenue	$959,833	$843,153	$2,626,493	$2,226,207
Cost of revenue	(856,134)	(599,410)	(2,366,681)	(1,547,846)
Gross profit	103,699	243,743	259,812	678,361

Selling expenses	(281,415)	(165,826)	(755,729)	(464,133)
General and administrative expenses	(453,720)	(268,712)	(1,215,550)	(717,063)
Financial advisory service fee – related party	-	-	-	(2,970,000)
Total operating expense	(735,135)	(434,538)	(1,971,279)	(4,151,196)

Operating loss	(631,436)	(190,795)	(1,711,467)	(3,472,835)

Other income (expense)
Interest income	186	1	399	106
Interest expense	(68)	(253)	(159)	(1,110)
Other income (expense), net	853	399	(428)	2,678
Total other income (expense)	971	147	(188)	1,674

Loss from continuing operations before income taxes	(630,465)	(190,648)	(1,711,655)	(3,471,161)
Income taxes	-	-	-	-
Loss from continuing operations	(630,465)	(190,648)	(1,711,655)	(3,471,161)
Income from discontinued operations, net of income taxes	-	-	1	1

Net loss	(630,465)	(190,648)	(1,711,654)	(3,471,160)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	245,070	43,174	668,561	119,448
Net income from discontinued operations	-	-	(1)	(1)
Total net loss attributable to noncontrolling interest	245,070	43,174	668,560	119,447

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(385,395)	(147,474)	(1,043,094)	(3,351,713)

Foreign currency translation gain	193,290	2,565	381,020	5,327
Comprehensive loss	(192,105)	(144,909)	(662,074)	(3,346,386)
Other comprehensive loss attributable to noncontrolling interests	72	1,251	2,796	1,967
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(192,033)	$(143,658)	$(659,278)	$(3,344,419)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(385,395)	$(147,474)	$(1,043,094)	$(3,351,713)
Net loss from discontinued operations, net of income taxes	-	-	-	-
Net loss attributable to common stockholders	$(385,395)	$(147,474)	$(1,043,094)	$(3,351,713)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.15)
Loss from discontinued operations	-	-	-	-
Net loss attributable to common stockholders	$(0.02)	$(0.01)	$(0.05)	$(0.15)

Weighted average shares outstanding, basic and diluted	23,072,000	22,412,000	23,072,000	22,412,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,711,654)	$(3,471,160)
Income from discontinued operations	(1)	(1)
Depreciation	43,358	41,137
Amortization	2,001	5,447
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts receivable	(34,605)	(57,052)
Decrease in related-parties trade receivable	53,302	15,975
Increase in security deposits	(47,924)	(772)
(Increase) decrease in other current assets	(52,388)	19,865
Increase in accounts payable	79,874	78,930
Decrease in advance from customers	-	(7,662)
Increase in accrued financial advisory service fee – related party	-	2,970,000
Increase (decrease) in other accrued expenses	264,959	(46,627)
Increase (decrease) in other current liabilities	3,567	(196)
Net cash used in continuing activities	(1,399,511)	(452,116)
Net cash provided by discontinued operations	1	1
Net cash used in operating activities	(1,399,510)	(452,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(78,329)	(5,310)
Acquisition of subsidiary equity interest	(31,077)	-
Net cash used in continuing activities	(109,406)	(5,310)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(109,406)	(5,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayment of) proceeds from loans from related parties	(6,829)	279,773
Proceeds from stock subscriptions received in advance	530,000	-
Payments of capital lease obligations	(9,396)	(66,674)
Capital contributions from noncontrolling interest	1,086,721	-
Net cash provided by continuing activities	1,600,496	213,099
Net cash used in discontinued operations	(4,262)	-
Net cash provided by financing activities	1,596,234	213,099

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	16,542	6,054

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	103,860	(238,272)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(4,261)	1
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	108,121	(238,273)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	244,691	301,205
CASH & CASH EQUIVALENTS, ENDING BALANCE	$352,812	$62,932

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$159	$1,110

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement and addendums, NOWnews Network issued 1,650,000, 350,000, 1,000,000, and 2,200,000 shares to non-controlling shareholders on August 14, 2015, September 8, 2015, November 30, 2016, and March 16, 2017, respectively. On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930). The transaction was completed on March 31, 2017. As a result of this purchase of stock, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest (see Note 9) at September 30, 2017.

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

On August 1, 2017, New Taoyard entered into a share purchase agreement (the “Lovelife Agreement) with Shanghai Lovelife Trading Co., Ltd. (the “Lovelife”), a limited liability formed in the People’s Republic of China, and its sole shareholder and director. Pursuant to the Lovelife Agreement, New Taoyard shall acquire 100% of the registered capital interest of Lovelife in an aggregate amount of USD160,000. As of the date of this report, no capital has been paid into the Lovelife.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $8,975,389 and $7,932,295, and stockholders’ deficits of $1,194,997 and $1,380,173 as of September 30, 2017 and December 31, 2016, respectively. The net losses attributable to common stockholders of $1,043,094 and $3,351,713 for the nine months ended September 30, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $1,070,877 and $858,428 as of September 30, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $139,235 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,110 and $9,464, respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 to 5 years
Computer Equipment	5 years
Office Equipment and Furniture	5 years
Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $89,256 and $58,655 for the nine months ended September 30, 2017 and 2016, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $34,246 and $20,545 for the three months ended September 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of September 30, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2017 and 2016, no options or warrants were issued or outstanding.

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

In February 25, 2016, FASB issued ASU-2016-02-Leases. The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. Management does not expect the adoption of ASU 2017-13 to have any material impact on its financial positions and results of operations or cash flows. The Company is still in progress of evaluating future impact of adopting this standard.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$670,869	$595,432
Less: Allowance for doubtful accounts	(10,110)	(9,464)
Accounts receivable, net	$660,759	$585,968

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Capital Lease	$174,277	$156,814
Computer equipment	50,799	13,123
Leasehold improvement	26,815	20,441
Electronic equipment	17,419	18,214
Office equipment and furniture	18,779	6,143
	288,089	214,735
Less: Accumulated depreciation	(134,125)	(103,528)
	$153,964	$111,207

As of September 30, 2017, assets under capital lease of $174,277 represented server equipment (see Note 11). Depreciation expense for the three months ended September 30, 2017 and 2016 was $12,592 and $13,866, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $43,358 and $41,137, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30,	December 31,
	2017	2016
Copyrights	$932,572	$872,991
Software	36,715	34,369
Trademark	6,924	6,482
Patent	166	156
	976,377	913,998
Accumulated amortization	(969,667)	(905,832)
Intangible assets, net	$6,710	$8,166

Intangible assets amounted to $6,710 and $8,166 as of September 30, 2017 and December 31, 2016, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $932,572). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to copyrights was $0 for the nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017 and 2016, total amortization expense amounted to $672 and $679, respectively. For the nine months ended September 30, 2017 and 2016, total amortization expense amounted to $2,001 and $5,447, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,	Amount
2018	$2,512
2019	2,039
2020	1,990
2021	169
$6,710

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accrued bonus	$319,435	$156,269
Accrued payroll	212,920	142,037
Accrued employee benefits and pension expenses	155,099	62,736
Accrued professional fees	35,707	108,923
Accrued sales taxes	20,649	40,811
Accrued office rent and management fees	15,633	-
Other	62,753	17,534
Total	$822,196	$528,310

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the nine months ended September 30, 2017 and 2016. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Seychelles

Dawnrain Media Co., Ltd., New Taoyard Cultural Transmission Co., Ltd., and Asia Well Ltd. are incorporated in Seychelles, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 17% on all enterprises with taxable income greater than approximately $3,956 (NT$120,000). No income tax liabilities existed as of September 30, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Current
USA	$-	$-	$-	$-
Taiwan	-	-	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(38,478)	(31,700)	(106,009)	(1,117,626)
Valuation allowance	38,478	31,700	106,009	1,117,626
Net changes in deferred income tax under non-current portion	-	-	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(117,942)	(64,277)	(338,676)	(97,661)
Valuation allowance	117,942	64,277	338,676	97,661
Net changes in deferred income tax under non-current portion	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine Months Ended September 30,
	2017	2016

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Changes in valuation allowance	(17.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,615,641	$3,170,956
Less: Valuation allowance	(3,615,641)	(3,170,956)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2017 and December 31, 2016, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of September 30, 2017, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network at NT$10 per share, respectively, through new issuance. In addition, Mr. Chen and Ms. Tu are committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of NOWnews Network owned by them at NT$30 per share, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares at NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued additional 350,000 shares at NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). As a result, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest at September 30, 2017.

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

On June 22, 2017, the Company entered into a subscription agreement (the “Agreement”) with Wei Su Technology Holdings Co., Ltd. (the “Wei Su”). Wei Su was incorporated in September 2001 under the laws of Taiwan. Pursuant to the Agreement, Wei Su agreed to purchase 100,000 restricted shares of common stock, par value $.001 of the Company (“Share Purchase”) for an aggregate price of $530,000 (the “Subscription Price”). The Agreement contains a buy-back clause whereby Wei Su will have an option to have the Company buy back the shares issued to Wei Su under the Agreement at a price of $5.8 per share one year after Wei Su pays the full Subscription Price. The closing of the transactions contemplated under the Agreement is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As of September 30, 2017, the Company has not issued 100,000 shares to Wei Su.

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

On each of November 30, 2016 and March 16, 2017, NOWnews Network respectively issued additional 1,000,000 and 2,200,000 shares of common stock to non-controlling shareholders, pursuant to the Stock Purchase Agreement and addendums (see Note 9). As a result, Sky Media owned 52.49% of NOWnews Network as of September 30, 2017.

Non-controlling interest consisted of the following:

	September 30,	December 31,
	2017	2016
Beginning balance	$641,118	$492,851
Capital contribution by shareholders through debt conversion	-	-
Capital contribution by non-controlling interest	377,050	313,032
Net loss attributed to non-controlling interest	(668,560)	(164,527)
Other comprehensive loss attributable to non-controlling interest	(2,796)	(238)
Ending balance	$346,812	$641,118

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $167,517 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years.

On June 21, 2017, NOWnews Network entered into another capital lease agreement with High Performance Information Co., Ltd. (“HPI”), pursuant to which NOWNews Network agreed to lease the Network Attached Storage (“NAS”) servers from HPI for three years with maturity date on May 31, 2020. At the end of this contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $6,760 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over three years.

Depreciation expense of those equipment under capital lease was $28,824 and $26,739 for the nine months ended September 30, 2017 and 2016, respectively.  Interest expense resulted from capital leases amounted to $159 and $1,110 for the nine months ended September 30, 2017 and 2016, respectively.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in August, 2022. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of September 30,	Capital Leases Amount	Operating Leases Amount
2018	$2,682	$286,734
2019	2,301	287,785
2020	1,624	300,444
2021	-	311,776
2022	-	281,073
Total minimum payments	$6,607	$1,467,812

The Company incurred rent expenses of $72,289 and $21,233 for the three months ended September 30, 2017 and 2016, respectively. The Company incurred rent expenses of $139,638 and $62,941 for the nine months ended September 30, 2017 and 2016, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $18,134 (NT$550,000) in compensatory damages from NOWnews Network, $57,699 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $13,188 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $13,188 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of December 31, 2016, NOWnews Network has made payment of approximately $13,188 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). The sale of Phase I has been completed on August 14, 2015. As of September 30, 2017, NOWnews Network has issued an aggregate of 3,550,000 shares to Gamania Digital in exchange for approximately $1,131,567 (or NT$ 35,500,000) in the sale of Phase II, which shall terminate on September 21, 2018 pursuant to the Stock Purchase Agreement and addendums.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the nine months ended September 30, 2017.

Net income of discontinued operations during the nine months ended September 30, 2017 was as follows:

For The Nine Months Ended
September 30, 2017
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	1
Income before income taxes	1
Income taxes	-
Net income	$1

Net assets of discontinued operations as of September 30, 2017 were as follows:

Net assets:

As of September 30, 2017
Cash & cash equivalents	$14
Current assets	$14
Accounts payable	$173
Accrued expenses	411
Due to related parties	99,810
Current liabilities	$100,394

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
GASH Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
Mr. Alan Chen	Controlling beneficiary shareholder of the Company.
Gamania Digital Entertainment Co., Ltd.	Entity owned 42.85% of NOWnews Network.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.

Transactions

	For the Nine Months Ended September 30,
	2017	2016
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$64,783	$76,369
Sales to GASH Co., Ltd.	29,508	3,707
Sales to GASH Media Digital Marketing Co., Ltd.	4,527	31,674
Sales to Jin Hao Kang Marketing Co., Ltd.	-	29,423
Sales to WeBackers Co., Ltd.	-	4,634
Sales to Digicentre Co., Ltd.	-	3,089
Total	$98,818	$148,896

The primary services provided by NOWnews Network to these related parties were advertisement space on NOWnews Network’s website.

Due from related parties

	September 30,	December 31,
	2017	2016
Trade receivable from GASH Co., Ltd.	$10,386	$-
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	57,230
Trade receivable from WeBackers Co., Ltd.	-	1,873
Trade receivable from Jin Hao Kang Marketing Co., Ltd.	-	795
Total	$10,386	$59,898

Due to related parties

	September 30,	December 31,
	2017	2016
Due to Mr. Alan Chen	$876,392	$881,203
Due to Jollywiz Digital Technology Co., Ltd.	27,996	-
Due to Gamania Digital Entertainment Co., Ltd.	692	-
Due to GASH Media Digital Marketing Co., Ltd.	-	16,410
Due to Digicentre Co., Ltd.	-	9,259
Due to Chunghwa Wideband Best Network Co., Ltd.	-	3,086
	$905,080	$909,958

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through November 17, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and his spouse, Ms. Chiu-Li Tu, entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement and addendums, NOWnews Network issued 1,650,000, 350,000, 1,000,000, and 2,200,000 shares to non-controlling shareholders on August 14, 2015, September 8, 2015, November 30, 2016, and March 16, 2017, respectively. On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately US$30,930). The transaction was completed on March 31, 2017. As a result of this purchase of stock, NOWnews Network remained the Company’s majority owned subsidiary in which Company indirectly holds 52.49% of the equity interest at September 30, 2017.

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

On August 1, 2017, New Taoyard entered into a share purchase agreement (the “Lovelife Agreement) with Shanghai Lovelife Trading Co., Ltd. (the “Lovelife”), a limited liability formed in the People’s Republic of China, and its sole shareholder and director. Pursuant to the Lovelife Agreement, New Taoyard shall acquire 100% of the registered capital interest of Lovelife in an aggregate amount of USD160,000. As of the date of this report, no capital has been paid into the Lovelife.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

	For The Three Months Ended
	September 30,		Change in
	2017	2016	$	%

Net revenue	$959,833	$843,153	$116,680	14
Cost of revenue	(856,134)	(599,410)	(256,724)	43
Gross profit	103,699	243,743	(140,044)	(57)

Selling expenses	(281,415)	(165,826)	(115,589)	70
General and administrative expenses	(453,720)	(268,712)	(185,008)	69
Total operating expense	(735,135)	(434,538)	(300,597)	69

Operating loss	(631,436)	(190,795)	(440,641)	231

Other income (expense)
Interest income	186	1	185	18500
Interest expense	(68)	(253)	185	(73)
Other income, net	853	399	454	114
Total other income	971	147	824	561

Loss from continuing operations before income taxes	(630,465)	(190,648)	(439,817)	231
Income taxes	-	-	-	-
Loss from continuing operations	(630,465)	(190,648)	(439,817)	231
Loss from discontinued operations, net of income taxes	-	-	-	-

Net loss	(630,465)	(190,648)	(439,817)	231

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	245,070	43,174	201,896	468
Net loss from discontinued operations	-	-	-	-
Total net loss attributable to noncontrolling interest	245,070	43,174	201,896	468

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(385,395)	$(147,474)	$(237,921)	161

Net Revenue

Our net revenue for the three months ended September 30, 2017 was $0.96 million, an increase of $0.12 million, or 14%, from $0.84 million for the three months ended September 30, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $0.90 million for the three months ended September 30, 2017, an increase of $0.13 million, or 17%, from $0.77 million for the three months ended September 30, 2016. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.06 million for the three months ended September 30, 2017, a decrease of $0.01 million, or 19%, from $0.07 million for the three months ended September 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $0.86 million for the three months ended September 30, 2017, an increase of $0.26 million, or 43%, as compared to $0.60 million for the three months ended September 30, 2016. The increase was primarily attributable to the increase of $0.20 million in labor costs and $0.10 million in advertisement costs.

Gross Profit

Gross profit decreased approximately $0.14 million, or 57%, to $0.10 million for the three months ended September 30, 2017, as compared to $0.24 million for the same period in 2016, mainly due to the increase in cost of revenue. Gross profit margin was 11% for the three months ended September 30, 2017 as compared to 29% for the same period in 2016.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.11 million, or 70%, from $0.17 million for the three months ended September 30, 2016, to $0.28 million for the three months ended September 30, 2017. The increase in selling expenses was primarily due to the increase in performance bonus for salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.18 million, or 69%, from $0.27 million for the three months ended September 30, 2016 to $0.45 million for the three months ended September 30, 2017. The increase in general and administration expenses was principally due to the increase in office rent and payroll expenses.

Net Loss

As a result of the above factors, we had net loss of approximately $0.63 million for the three months ended September 30, 2017 as compared to net loss of approximately $0.19 million for the three months ended September 30, 2016, representing an increase of loss of $0.44 million, or approximately 231%.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	For The Nine Months Ended
	September 30,		Change in
	2017	2016	$	%

Net revenue	$2,626,493	$2,226,207	$400,286	18
Cost of revenue	(2,366,681)	(1,547,846)	(818,835)	53
Gross profit	259,812	678,361	(418,549)	(62)

Selling expenses	(755,729)	(464,133)	(291,596)	63
General and administrative expenses	(1,215,550)	(717,063)	(498,487)	70
Financial advisory service fee	-	(2,970,000)	2,970,000	(100)
Total operating expense	(1,971,279)	(4,151,196)	2,179,917	(53)

Operating loss	(1,711,467)	(3,472,835)	1,761,368	(51)

Other income (expense)
Interest income	399	106	293	276
Interest expense	(159)	(1,110)	951	(86)
Other income (expense), net	(428)	2,678	(3,106)	(116)
Total other income (expense)	(188)	1,674	(1,862)	(111)

Loss from continuing operations before income taxes	(1,711,655)	(3,471,161)	1,759,506	(51)
Income taxes	-	-	-	-
Loss from continuing operations	(1,711,655)	(3,471,161)	1,759,506	(51)
Income from discontinued operations, net of income taxes	1	1	-	-

Net loss	(1,711,654)	(3,471,160)	1,759,506	(51)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	668,561	119,448	549,113	460
Net income loss from discontinued operations	(1)	(1)	-	-
Total net loss attributable to noncontrolling interest	668,560	119,447	549,113	460

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	(1,043,094)	(3,351,713)	2,308,619	(69)

Net Revenue

Our net revenue for the nine months ended September 30, 2017 was $2.63 million, an increase of $0.40 million, or 18% from $2.23 million for the nine months ended September 30, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $2.46 million for the nine months ended September 30, 2017, an increase of $0.43 million, or 21%, from $2.03 million for the nine months ended September 30, 2016. The increase was mainly attributable to the increase in internet advertising revenue and advertisement revenue by clicks for the nine months ended September 30, 2017.

Licensing and Services

Our revenue from content licensing was $0.17 million for the nine months ended September 30, 2017, a decrease of $0.03 million, or 12%, from $0.20 million for the nine months ended September 30, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $2.37 million for the nine months ended September 30, 2017, an increase of $0.82 million, or 53%, as compared to $1.55 million for the nine months ended September 30, 2016. The increase was mainly due to the increase of $0.49 million in labor costs and $0.26 million in advertisement costs.

Gross Profit

Gross profit decreased approximately $0.42 million, or 62%, to $0.26 million for the nine months ended September 30, 2017, as compared to $0.68 million for the same period in 2016, due to the increase in cost of revenue. Gross profit margin was 10% for the nine months ended September 30, 2017 as compared to 30% for the same period in 2016.

Selling Expenses

Selling expenses primarily consist of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.29 million, or 63%, from $0.46 million for the nine months ended September 30, 2016, to $0.75 million for the nine months ended September 30, 2017. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons and the increase in performance bonus for salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, and expenses for other general corporate activities. General and administrative expenses increased by approximately $0.50 million, or 70%, from $0.72 million for the nine months ended September 30, 2016 to $1.22 million for the nine months ended September 30, 2017. The increase in general and administration expenses were principally due to the increase in office rent and payroll expenses.

Financial advisory service fee – related party

Financial advisory service fee has decreased to $0 for the nine months ended September 30, 2017, a decrease of approximately $2.97 million, or 100%, as compared to $2.97 million for the nine months ended September 30, 2016. In resolution of the Company’s obligations pertaining to the financial advisory services that have been rendered to the Company as of August 12, 2016, the Company and GIA Investments Corp. (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, totaling an aggregate sum of $2.97 million. Such payment obligations for the services provided by GIA have never been agreed upon between the Company and GIA until near the date of the filing of the Company’s June 30, 2016 Form 10-Q Quarterly Report. Pursuant to the payment obligations being affirmative as of August 12, 2016, such obligations had been accrued by the Company as expenses as of June 30, 2016. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Investments Corp. to fulfill the Agreement signed on September 20, 2016. The Company did not receive financial advisory service from GIA and was not obligated to pay financial advisory service fee for the nine months ended September 30, 2017.

Net Loss

As a result of the above factors, we had net loss of approximately $1.71 million for the nine months ended September 30, 2017 as compared to net loss of approximately $3.47 million for the nine months ended September 30, 2016, representing a decrease of loss of $1.76 million, or approximately 51%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $8,975,389 and $7,932,295, and stockholders’ deficits of $1,194,997 and $1,380,173 as of September 30, 2017 and December 31, 2016, respectively. The net loss attributable to common stockholders is of $1,043,094 and $3,351,713 for the nine months ended September 30, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $1,070,877 and $858,428 as of September 30, 2017 and December 31, 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of September 30, 2017, we had working capital deficit of $1,070,877 as compared to working capital deficit of $858,428 as of December 31, 2016. We had cash and cash equivalents of $352,812 as of September 30, 2017, an increase of $108,121 or 44% from $244,691 as of December 31, 2016. Our principal sources and uses of funds were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,399,511)	$(452,116)
Net cash used in investing activities	(109,406)	(5,310)
Net cash provided by financing activities	1,600,496	213,099
Net cash (used in) provided by discontinued operations	(4,261)	1
Effect of exchange rate change on cash and cash equivalents	16,542	6,054
Net increase (decrease) in cash and cash equivalents	$103,860	$(238,272)

Net cash used in operating activities of continuing operations was approximately $1,399,511 for the nine months ended September 30, 2017, compared to net cash used in operating activities of approximately $452,116 for the nine months ended September 30, 2016, representing an increase of approximately $947,395. The increase in net cash used in operating activities was primarily due the decrease in accrued financial advisory service fee – related party of $2.97 million and the decrease in net loss of $1.76 million.

Net cash used in investing activities of continuing operations was approximately $109,406 for the nine months ended September 30, 2017, compared to net cash used in investing activities of approximately $5,310 for the nine months ended September 30, 2016, representing an increase of approximately $104,096. The increase in cash used in investing activities was primarily due to an acquisition of subsidiary equity interest of $0.03 million and the purchase of fixed assets of $0.07 million during the nine months ended September 30, 2017.

Net cash provided by financing activities of continuing operations amounted to approximately $1,600,496 for the nine months ended September 30, 2017, compared to approximately $213,099 cash provided by during the nine months ended September 30, 2016, representing an increase of approximately $1,387,397. The increase in net cash provided from financing activities was mainly attributable to the increase in capital contributions of $1.09 million from noncontrolling interest and the increase of $0.53 million from stock subscriptions received in advance during the nine months ended September 30, 2017.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2017 and December 31, 2016, the Company has uninsured deposits in banks of $139,235 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2017 and December 31, 2016, the Company assessed the allowance for doubtful accounts of $10,110 and $9,464, respectively.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Electronic Equipment	3 to 5 years
Computer Equipment	5 years
Office Equipment and Furniture	5 years
Leasehold Improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $89,256 and $58,655 for the nine months ended September 30, 2017 and 2016, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $34,246 and $20,545 for the three months ended September 30, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of September 30, 2017 and December 31, 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings per share (EPS):

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the nine months ended September 30, 2017 and 2016, no options or warrants were issued or outstanding.

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

In February 25, 2016, FASB issued ASU-2016-02-Leases. The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. Management does not expect the adoption of ASU 2017-13 to have any material impact on its financial positions and results of operations or cash flows. The Company is still in progress of evaluating future impact of adopting this standard.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2017. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

On September 18, 2017, the Company’s former Chief Executive Officer resigned and the Board of Directors of the Company appointed Mr. Chi-Yuan Chang as the Interim Chief Financial Officer.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: November 20, 2017	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Chi-Yuan Chang
Chi-Yuan Chang
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

