Form 10-K
period 2017-12-31
NowNews Digital Media Technology Co. Ltd.
filed 2018-04-17
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: +886-2-87978775

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

☐ Yes ☒ No

On June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $80,881,500, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $5.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of April 16, 2018 is 23,072,000.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen, the former Chairman of the Company, and Ms. Tu entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), pursuant to which there were two phases of stock transfers. In Phase I, NOWnews Network was committed to issue and sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of its outstanding shares at a price of NT$10 per share, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya were expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as in Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through the issuance and sale of 1,250,000 and 400,000 shares at a price of NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued and sold additional 350,000 shares at a price of NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued and sold additional 1,000,000 shares at a price of NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued and sold additional 2,200,000 shares at a price of NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). On October 2, 2017 and November 17, 2017, NOWnews Network issued and sold additional 1,114,100 and 600,000 shares at a price of NT$10 per share to Gamania Digital for approximately $366,722 (or NT$11,141,000) and $199,667 (or NT$6,00,000), respectively. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000 (approximately $332,779).  As a result of the above transactions, NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest at December 31, 2017.

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

On August 1, 2017, New Taoyard entered into a share purchase agreement (the “Lovelife Agreement) with Shanghai Lovelife Trading Co., Ltd. (“Lovelife”), a limited liability formed in the People’s Republic of China, and its sole shareholder and director. Pursuant to the Lovelife Agreement, Lovelife shall transfer 100% of its equity interest to New Taoyard. As of the date of this report, Lovelife has a registered capital of USD 160,000 but no capital has been actually paid to Lovelife.

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

On May 16, 2017, each of Dawnrain, New Taoyard and Asian Well Ltd. has amended its share registry to reduce the amount of the issued and outstanding shares to 10, 10, and 100 shares, respectively. Accordingly, there were capital contribution of $10, $10, and $100 paid into each of Dawnrain, New Taoyard and Asian Well Ltd., respectively.

On August 1, 2017, New Taoyard entered into a share purchase agreement with Lovelife and its sole shareholder and director, pursuant to which New Taoyard acquired 100% of the registered capital interest of Lovelife.

Recent Development

As discussed above, on August 1, 2017, the Company’s wholly-owned subsidiary, New Taoyard, entered into the Lovelife Agreement with Lovelife, its sole shareholder and director. Pursuant to the Lovelife Agreement, Lovelife shall transfer 100% of its equity interest to New Taoyard. As of the date of this report, Lovelife has a registered capital of USD160,000 but no capital has acutally been paid to Lovelife.

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

Major Customers

For the fiscal year ended December 31, 2017, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
OUI Marketing Co., Ltd.	264,958	7.06%
Zenithoptimedia Co., Ltd.	233,540	6.23%
GuoShi Partners Co.	137,890	3.68%

For the fiscal year ended December 31, 2016, our top three customers and their respective sale amount are as follows:

		Percentage of Total
Name	Sales ($)	Revenue
Kose Corporation	344,935	11.05%
Zenithoptimedia Co., Ltd.	177,649	5.69%
GuoShi Partners Co.	162,945	5.22%

Employees

As of the date of this report, we have 103 employees, all of whom are full-time and are based in Taiwan. The breakdown of our employees based on departments is set forth below:

Department	Number of Employees
News	52
Sales and Marketing	32
Innovation and Development	9
Finance	2
Administration	8

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

Rating of Internet Content

The Regulations for the Rating of Internet Content was abolished by the NCC in 2012. At present, the rating of internet content is governed by Article 46 of the Protection of Children and Youths Welfare and Rights Act (last amended on December 16, 2015), which requires that all internet platform providers adopt their own rules implementing “clear and practicable” protection measures in accordance with the internet content supervisory institutions engaged by the NCC and other relevant authorities to prevent youth and children from having access to harmful internet contents. An internet platform provider is required to restrict children and youths from having access to internet content upon the relevant authority’s notification that such internet contents may be harmful or that such internet platform provider failed to implement “clear and practicable” protection measures.

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

Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($16,869) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or Taiwan suffers serious trade deficit.

Tax

The current principal regulations governing tax in Taiwan include the following:

Income Tax Law, latest amended on February 7, 2018;

The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and

The Implementation Rules of Value-Added and Non-Value-Added Business Tax Law, latest amended on May 1, 2017.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($2,024) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($4,048). Any income beyond such exemption threshold is subject to 20% tax rate on its taxable income.

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

Market Opportunities

Our current primary focus is on the Taiwan market. The success of our business is tied to the size and vitality of Taiwan’s economy. According to the International Monetary Fund, Taiwan’s gross domestic product in 2017 grew 2.84% year over year to $519.15 billion.

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

We have a very large member base, which includes approximately 430,000 Facebook fans and 840,000 LINE subscribers and 100,000 WeChat subscribers. We believe this member base will keep increasing and we will leverage this membership base to expand our business. PRC implements strict control over the media. However, we are the only Taiwan internet media to which the PRC residents have full access – this, we believe, provides us with access to a very large potential reader base and tremendous business opportunities. Currently, approximately 9% of our traffic is from the PRC. Through our platform, we can build a cross-strait service system where we can promote Taiwan’s services or products to readers in the PRC. However, PRC regulatory authorities may find the contents on our website/mobile applications objectionable and block users in China from accessing our website and/or mobile applications.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 4F, No. 32, Ln. 407, Sec. 2, Tiding Road, Neihu District, Taipei City 114, Taiwan, where we lease approximately 7,117.35 square feet of office space under a lease that expires September 14, 2022. Our monthly lease payment for this office space is approximately $9,296 (NT$275,520).

Our servers are primarily maintained in Taiwan. We believe the leased premise is sufficient to meet the immediate needs of our business.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the symbol “NDMT.” There has not been any significant trading to date in the Company’s common stock. The table below presents the high and low bid for our common stock for each quarter for the years ended December 31, 2017 and 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
First Quarter of 2018 (for the period end March 31, 2018)	$2.84	$1.83

Year ended December 31, 2017
1st Quarter	$4.80	$2.50
2nd Quarter	$5.15	$3.09
3rd Quarter	$5.00	$1.00
4th Quarter	$3.90	$2.65

Year ended December 31, 2016
1st Quarter	$6.80	$5.99
2nd Quarter	$6.10	$2.90
3rd Quarter	$5.00	$1.81
4th Quarter	$5.00	$3.00

As of April 16, 2018, we had 23,072,000 shares of common stock outstanding and held of record by 537 stockholders.

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

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

During the period covered by this annual report on Form 10-K, there were no sales by us of unregistered securities except as noted below and as described in Note 9 to the Audited Financial Statements.

On June 22, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with a Taiwanese investor (the “Investor”). Pursuant to the Subscription Agreement, the Investor agreed to purchase 100,000 restricted shares (the “Subscription Shares”) of common stock, par value $.001 of the Company (“Share Purchase”) for an aggregate price of $530,000 (the “Subscription Price”). As of the date of this report, the Company has received the Subscription Price but not issued any Subscription Shares.

The issuance of the Subscription Shares will be exempt from registration under Rule 903 of Regulation S of the Securities Act on the basis that the transaction will be an “offshore transaction”, as defined in Rule 902(h) of Regulation S.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen, the former Chairman of the Company, and Ms. Tu entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), pursuant to which there were two phases of stock transfers. In Phase I, NOWnews Network was committed to issue and sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of its outstanding shares at a price of NT$10 per share, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya were expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as in Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through the issuance and sale of 1,250,000 and 400,000 shares at a price of NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued and sold additional 350,000 shares at a price of NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued and sold additional 1,000,000 shares at a price of NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued and sold additional 2,200,000 shares at a price of NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). On October 2, 2017 and November 17, 2017, NOWnews Network issued and sold additional 1,114,100 and 600,000 shares at a price of NT$10 per share to Gamania Digital for approximately $366,722 (or NT$11,141,000) and $199,667 (or NT$6,00,000), respectively. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000 (approximately $332,779).  As a result of the above transactions, NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest at December 31, 2017.

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

On August 1, 2017, New Taoyard entered into a share purchase agreement (the “Lovelife Agreement) with Shanghai Lovelife Trading Co., Ltd. (“Lovelife”), a limited liability formed in the People’s Republic of China, and its sole shareholder and director. Pursuant to the Lovelife Agreement, Lovelife shall transfer 100% of its equity interest to New Taoyard. As of the date of this report, Lovelife has a registered capital of USD 160,000 but no capital has actually been paid to Lovelife.

Results of Operations for the Years Ended December 31, 2017 and 2016

	For The Years Ended
	December 31,		Change in
	2017	2016	$	%

Net revenue	$3,750,894	$3,121,143	$629,751	20
Cost of revenue	(3,116,151)	(2,172,313)	(943,838)	43
Gross profit	634,743	948,830	(314,087)	(33)

Selling expenses	(1,127,259)	(608,924)	(518,335)	85
General and administrative expenses	(4,288,928)	(1,072,645)	(3,216,283)	300
Financial advisory service fee – related party	-	(2,970,000)	2,970,000	(100)
Total operating expense	(5,416,187)	(4,651,569)	(764,618)	16

Operating loss	(4,781,444)	(3,702,739)	(1,078,705)	29

Other income (expense)
Interest income	757	106	651	614
Interest expense	(248)	(870)	622	(71)
Other income, net	796	6,868	(6,072)	(88)
Total other income (expense)	1,305	6,104	(4,799)	(79)

Loss from continuing operations before income taxes	(4,780,139)	(3,696,635)	(1,083,504)	29
Income taxes	-	-	-	-
Loss from continuing operations	(4,780,139)	(3,696,635)	(1,083,504)	29
Income (Loss) from discontinued operations, net of income taxes	1	2	(1)	(50)

Net loss	(4,780,138)	(3,696,633)	(1,083,505)	29

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	842,646	164,529	678,117	412
Net loss from discontinued operations	(1)	(2)	1	(50)
Total net loss attributable to noncontrolling interest	842,645	164,527	678,118	412

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(3,937,493)	$(3,532,106)	$(405,387)	11

Net Revenue

Our net revenue for the year ended December 31, 2017 was $3.75 million, an increase of $0.63 million or 20% from $3.12 million for the year ended December 31, 2016. The increase was primarily due to the increase in advertisement revenue.

Advertising

Our advertising avenue was $3.53 million for the year ended December 31, 2017, an increase of $0.67 million, or 23%, from $2.86 million for the year ended December 31, 2016. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.23 million for the year ended December 31, 2017, a decrease of $0.03 million, or 14%, from $0.26 million for the year ended December 31, 2016.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, copyright costs, website maintenance costs, and labor costs.

Cost of revenue was $3.12 million for the year ended December 31, 2017, an increase of $0.95 million, or 43%, as compared to $2.17 million for the year ended December 31, 2016. The increase was mainly due to the increase of $0.31 million in advertisement cost and $0.56 million in labor cost.

Gross Profit

Gross profit decreased approximately $0.31 million, or 33%, for the year ended December 31, 2017, as compared to the same period in 2016, due to the substantial increase in cost of revenue. Gross profit margin was 17% for the year ended December 31, 2017 as compared to 30% for the same period in 2016.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.52 million, or 85%, from $0.61 million for the year ended December 31, 2016, to $1.13 million for the year ended December 31, 2017. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, and expenses for other general corporate activities. General and administrative expenses increased by approximately $3.22 million, or 300%, from $1.07 million for the year ended December 31, 2016 to $4.29 million for the year ended December 31, 2017. The increase in general and administration expenses was principally due to the increase in the number of employees and the recognition of stock compensation cost awarded to directors and consultant in a total of $2,239.250 during the year ended December 31, 2017.

Financial advisory service fee – related party

Financial advisory service fee increased by $2.97 million was due to the services provided by GIA Consultants Limited In resolution of the Company’s outstanding obligations pertaining to the services that have been rendered to the Company as of August 12, 2016, the Company and GIA Consultants Limited (“GIA”) entered into a Financial Advisory Service Recognition Agreement (the “Agreement”) on September 20, 2016, pursuant to which the Company agrees to issue 660,000 shares of common stock, par value $0.001 per share, to GIA in recognition of services that have been previously rendered to the Company as of August 12, 2016. The common stock price was $4.50 per share as of closing on August 12, 2016, the closing price as of the last business day prior to August 15, 2016, totaling an aggregate sum of $2,970,000. On October 4, 2016, the Company issued 660,000 shares of common stock to GIA Consultants Limited to fulfill the Agreement signed on September 20, 2016. The Company did not receive financial advisory service from GIA and was not obligated to pay financial advisory service fee for the year ended December 31, 2017.

Net Loss

As a result of the above factors, we have net loss of approximately $4.78 million for the year ended December 31, 2017 as compared to net loss of approximately $3.70 million for the year ended December 31, 2016, representing an increase of loss of approximately $1.08 million, or approximately 29%.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $11,869,788 and $7,932,295, and stockholders’ deficits of $2,115,848 and $1,380,173 as of December 31, 2017 and 2016, respectively. The net losses attributable to common stockholders of $3,937,493 and $3,532,106 for the years ended December 31, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $1,837,035 and $858,428 as of December 31, 2017 and 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of December 31, 2017, we had working capital deficit of $1,837,035 as compared to working capital deficit of $858,428 as of December 31, 2016. We had cash and cash equivalents of $186,494 as of December 31, 2017, a decrease of $58,197, or 24% from $244,691 as of December 31, 2016. Our principal sources and uses of funds were as follows:

	For the Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(2,326,964)	$(648,129)
Net cash used in investing activities	(254,258)	(5,334)
Net cash provided by financing activities	2,502,153	592,999
Net cash used in discontinued operations	4,275	-
Effect of exchange rate change on cash and cash equivalents	16,597	3,950
Net decrease in cash and cash equivalents	$(58,197)	$(56,514)

Net cash used in operating activities of continuing operations was approximately $2.33 million for the year ended December 31, 2017, compared to net cash used in operating activities of approximately $0.65 million for the year ended December 31, 2016. The increase of $1.68 million of cash used in operating activities was primarily due to the increase in net loss of $1.08 million, security deposits of $0.04 million, and other current assets of $0.09 million, and the decrease in accounts payable of $0.19 million, partially offset by the increase in accrued expenses of $0.34 million.

Net cash used in investing activities of continuing operations was $254,258 for the year ended December 31, 2017, compared to $5,334 for the same period last year. We used $0.25 million in the addition of electronic equipment, computer equipment and office equipment and furniture during the year ended December 31, 2017.

Net cash provided by financing activities of continuing operations amounted to approximately $2.50 million for the year ended December 31, 2017, resulting an increase in net cash provided by financial activities of $1.91 million compared to approximately $0.59 million cash provided for the year ended December 31, 2016. The increase was mainly due to the capital contributions of $0.98 million from noncontrolling interest and the increase of $0.53 million from stock subscriptions received in advance during the year ended December 31, 2017.

Critical Accounting Policies

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company, Worldwide, and NOWnews Network were entities under common control prior to the restructuring transaction. All the assets and liabilities of Worldwide and NOWnews Network were transferred to the Company at their respective carrying amounts on the date of transaction. The Company and Worldwide have recast prior period financial statements to reflect the conveyance of NOWnews Network to Sky Media as if the restructuring transaction had occurred as of January 1, 2014. All significant intercompany transactions and account balances have been eliminated. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2017 and 2016, the Company has uninsured deposits in banks of $41,540 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2017 and 2016, the Company assessed the allowance for doubtful accounts of $10,345 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2017 and 2016, respectively.

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

Fair Value Measurements:

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, other current assets, accounts payable, accrued expenses, due to shareholders, and other current liabilities approximate fair value due to their relatively short maturities.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $118,375 and $78,327 for the years ended December 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation:

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $1,444,250 and $0 for the years ended December 31, 2017 and 2016, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $795,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2017 and 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2017 and 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings (Losses) per share (EPS):

Earnings (losses) per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2017 and 2016, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NowNews Digital Media Technology Co. Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NowNews Digital Media Technology Co. Ltd. and Subsidiaries ( “the Company”) as of December 31, 2017 and 2016, the related consolidated statement of income and comprehensive income, equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that NowNews Digital Media Technology Co. Ltd. and Subsidiaries will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2014.

Diamond Bar, California

April 16, 2018

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets

Current Assets
Cash and cash equivalents	$186,494	$244,691
Accounts receivable, net	687,362	585,968
Due from related parties	26,051	59,898
Security deposits, current	-	16,617
Other current assets	91,636	6,779
Current assets of discontinued operations	15	4,025
Total Current Assets	991,558	917,978

Furniture, fixture, and equipment, net	276,059	111,207
Security deposits, non-current	67,478	-
Intangible assets, net	21,800	8,166

Total Assets	$1,356,895	$1,037,351

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$2,238	$15,030
Accounts payable	144,849	221,210
Accrued expenses	957,956	528,310
Due to related parties	1,612,260	909,958
Other current liabilities	8,559	3,906
Current liabilities of discontinued operations	102,731	97,992
Total Current Liabilities	2,828,593	1,776,406

Long-term obligation under capital lease	3,442	-
Total Liabilities	2,832,035	1,776,406

Commitments and contingencies (Note 11)

Equity (Deficit)
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 and 23,072,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	23,072	23,072
Additional paid-in capital	9,184,634	6,503,039
Subscriptions received in advance	530,000	-
Accumulated deficit	(11,869,788)	(7,932,295)
Accumulated other comprehensive income	16,234	26,011
Total Stockholders' deficit	(2,115,848)	(1,380,173)
Noncontrolling Interests	640,708	641,118
Total Deficit	(1,475,140)	(739,055)

Total Liabilities and Equity (Deficit)	$1,356,895	$1,037,351

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2017	2016

Net revenue	$3,750,894	$3,121,143
Cost of revenue	(3,116,151)	(2,172,313)
Gross profit	634,743	948,830

Selling expenses	(1,127,259)	(608,924)
General and administrative expenses	(4,288,928)	(1,072,645)
Financial advisory service fee – related party	-	(2,970,000)
Total operating expense	(5,416,187)	(4,651,569)

Operating loss	(4,781,444)	(3,702,739)

Other income (expense)
Interest income	757	106
Interest expense	(248)	(870)
Other income, net	796	6,868
Total other income (expense)	1,305	6,104

Loss from continuing operations before income taxes	(4,780,139)	(3,696,635)
Income taxes	-	-
Loss from continuing operations	(4,780,139)	(3,696,635)
Income from discontinued operations, net of income taxes	1	2

Net loss	(4,780,138)	(3,696,633)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	842,646	164,529
Net (income) loss from discontinued operations	(1)	(2)
Total net loss attributable to noncontrolling interest	842,645	164,527

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(3,937,493)	(3,532,106)

Foreign currency translation gain (loss)	(2,666)	1,217
Comprehensive loss	(3,940,159)	(3,530,889)
Other comprehensive loss attributable to noncontrolling interests	(7,111)	238
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(3,947,270)	$(3,530,651)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(3,937,493)	$(3,532,106)
Net loss from discontinued operations, net of income taxes	-	-
Net loss attributable to common stockholders	$(3,937,493)	$(3,532,106)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.17)	$(0.16)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.17)	$(0.16)

Weighted average shares outstanding, basic and diluted	23,072,000	22,572,932

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

						Accumulated
			Additional	Subscriptions		Other		Total
	Common Stock		Paid-in	Received	Accumulated	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	In Advance	Deficit	Loss	interest	Equity
Balance at December 31, 2015	22,412,000	$22,412	$3,533,699	$-	$(4,400,189)	$24,556	$492,851	$(326,671)
Issuance of shares on Oct 4, 2016 at $4.5 per share for service provided by related party	660,000	660	2,969,340	-	-	-	-	2,970,000
Capital contribution by non-controlling interest	-	-	-	-	-	-	313,032	313,032
Foreign currency translation	-	-	-	-	-	1,455	(238)	1,217
Net loss for the period ended December 31, 2016	-	-	-	-	(3,532,106)	-	(164,527)	(3,696,633)
Balance at December 31, 2016	23,072,000	23,072	6,503,039	-	(7,932,295)	26,011	641,118	(739,055)
Stock compensation cost			2,239,250	-	-	-	-	2,239,250
Capital contribution	-	-	442,345	530,000	-	-	835,124	1,807,469
Foreign currency translation	-	-	-	-	-	(9,777)	7,111	(2,666)
Net loss for the period ended December 31, 2017	-	-	-	-	(3,937,493)	-	(842,645)	(4,780,138)
Balance at December 31, 2017	23,072,000	$23,072	$9,184,634	$530,000	$(11,869,788)	$16,234	$640,708	$(1,475,140)

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,780,138)	$(3,696,633)
Income from discontinued operations	(1)	(2)
Depreciation	57,012	54,762
Amortization	3,112	6,103
Financial advisory service fee paid to related party and contributed as capital	-	2,970,000
Stock compensation cost	2,239,250	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts receivable	(45,657)	(134,136)
Decrease in related-parties trade receivable	38,437	7,843
Increase in security deposits	(48,079)	(2,370)
(Increase) decrease in other current assets	(84,132)	15,622
(Decrease) increase in accounts payable	(94,531)	101,237
Increase (decrease) in advance from customers	-	(9,819)
Increase in other accrued expenses	383,580	39,463
Increase (decrease) in other current liabilities	4,182	(199)
Net cash used in continuing operating activities	(2,326,965)	(648,129)
Net cash provided by discontinued operations	1	-
Net cash used in operating activities	(2,326,964)	(648,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(207,638)	(5,334)
Acquisition of subsidiary equity interest	(30,957)	-
Purchase of intangible assets	(15,663)	-
Net cash used in continuing investing activities	(254,258)	(5,334)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(254,258)	(5,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	699,444	364,716
Proceeds from stock subscriptions received in advance	530,000	-
Payments of capital lease obligations	(10,480)	(82,022)
Capital contributions from noncontrolling interest	1,287,465	310,305
Net cash provided by continuing financing activities	2,506,429	592,999
Net cash used in discontinued operations	(4,276)	-
Net cash provided by financing activities	2,502,153	592,999

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	16,597	3,950

NET DECREASE IN CASH & CASH EQUIVALENTS	(62,472)	(56,514)
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(4,275)	-
NET DECREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(58,197)	(56,514)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	244,691	301,205
CASH & CASH EQUIVALENTS, ENDING BALANCE	$186,494	$244,691

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$248	$870

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement and addendums, NOWnews Network issued 1,650,000, 350,000, 1,000,000, 2,200,000, 1,114,100, and 600,000 shares to non-controlling shareholders on August 14, 2015, September 8, 2015, November 30, 2016, March 16, 2017, October 2, 2017, and November 17, 2017, respectively (See Note 10). On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately $30,930). The transaction was completed on March 31, 2017. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000, equivalent to $332,779. As a result of this purchase of stock, NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest (see Note 9) at December 31, 2017.

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

On August 1, 2017, New Taoyard entered into a share purchase agreement (the “Lovelife Agreement) with Shanghai Lovelife Trading Co., Ltd. (the “Lovelife”), a limited liability formed in the People’s Republic of China, and its sole shareholder and director. Pursuant to the Lovelife Agreement, Lovelife shall transfer 100% of its equity interest to New Taoyard. As of the date of this report, Lovelife has a registered capital of USD 160,000 but no capital has actually been paid into the Lovelife.

The Company’s fiscal year ends on December 31st.

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $11,869,788 and $7,932,295, and stockholders’ deficits of $2,115,848 and $1,380,173 as of December 31, 2017 and 2016, respectively. The net losses attributable to common stockholders of $3,937,493 and $3,532,106 for the years ended December 31, 2017 and 2016, respectively. In addition, current liabilities exceed current assets by $1,837,035 and $858,428 as of December 31, 2017 and 2016, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Since the Company, Worldwide, and NOWnews Network were entities under common control prior to the restructuring transaction. All the assets and liabilities of Worldwide and NOWnews Network were transferred to the Company at their respective carrying amounts on the date of transaction. The Company and Worldwide have recast prior period financial statements to reflect the conveyance of NOWnews Network to Sky Media as if the restructuring transaction had occurred as of January 1, 2014. All significant intercompany transactions and account balances have been eliminated. The nature of and effects on earnings per share (EPS) of nonrecurring intra-entity transactions involving long-term assets and liabilities is not required to be eliminated and EPS amounts have been recast to include the earnings (or losses) of the transferred net assets.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2017 and 2016, the Company has uninsured deposits in banks of $41,540 and $122,508, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2017 and 2016, the Company assessed the allowance for doubtful accounts of $10,345 and $9,464, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the years ended December 31, 2017 and 2016, respectively.

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

Fair Value Measurements:

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, other current assets, accounts payable, accrued expenses, due to shareholders, and other current liabilities approximate fair value due to their relatively short maturities.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $118,375 and $78,327 for the years ended December 31, 2017 and 2016, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation:

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $$1,444,250 and $0 for the years ended December 31, 2017 and 2016, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $795,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of both December 31, 2017 and 2016.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2017 and 2016, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings (Losses) per share (EPS):

Earnings (losses) per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the years ended December 31, 2017 and 2016, no options or warrants were issued or outstanding.

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

Recent accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$697,707	$595,432
Less: Allowance for doubtful accounts	(10,345)	(9,464)
Accounts receivable, net	$687,362	$585,968

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2017	2016
Capital Lease	$178,334	$156,814
Leasehold improvement	149,508	20,441
Computer equipment	56,367	13,123
Office equipment and furniture	23,883	6,143
Electronic equipment	13,855	18,214
	421,947	214,735
Less: Accumulated depreciation	(145,888)	(103,528)
	$276,059	$111,207

As of December 31, 2017, assets under capital lease of $178,334 represented server equipment (see Note 11). Depreciation expense for the years ended December 31, 2017 and 2016 was $57,012 and $54,762, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,	December 31,
	2017	2016
Copyrights	$954,280	$872,991
Software	37,570	34,369
Trademark	7,085	6,482
Patent	170	156
Others	16,066	-
	1,015,171	913,998
Accumulated amortization	(993,371)	(905,832)
Intangible assets, net	$21,800	$8,166

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (equivalent to $954,281). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. As of December 31, 2017, the cost for purchased copyrights has been fully amortized. Amortization expense related to copyrights was $0 for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, total amortization expense amounted to $3,112 and $6,103, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,	Amount
2018	$7,800
2019	7,391
2020	6,609
$21,800

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2017	2016
Accrued bonus	$427,486	$156,269
Accrued payroll	179,094	142,037
Accrued professional fees	164,309	108,923
Accrued employee benefits and pension expenses	108,884	62,736
Accrued sales taxes	12,677	40,811
Other	65,506	17,534
Total	$957,956	$528,310

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the years ended December 31, 2017 and 2016. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Seychelles

Dawnrain Media Co., Ltd., New Taoyard Cultural Transmission Co., Ltd., and Asia Well Ltd. are incorporated in Seychelles, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. The Taiwan Income Tax Law imposes a unified enterprise income tax rate of 20% on all enterprises with taxable income greater than approximately $4,048 (NT$120,000). No income tax liabilities existed as of December 31, 2017 and 2016 due to the Company’s continuing operating losses.

Provision for income tax consists of the following:

	For the Years Ended
	December 31,
	2017	2016
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(570,223)	(1,684,235)
Valuation allowance	570,223	1,684,235
Net changes in deferred income tax under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(823,444)	(54,171)
Valuation allowance	823,444	54,171
Net changes in deferred income tax under non-current portion	-	-

Total provision for income tax	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended December 31,
	2017	2016

U.S. statutory income tax rate	35.0%	35.0%
Foreign statutory income tax rate difference	(18.0)%	(18.0)%
Provisional remeasurement of deferred taxes (U.S.)	(13.0)%	-%
Changes in valuation allowance	(4.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 were as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$4,564,623	$3,170,956
Less: Valuation allowance	(4,564,623)	(3,170,956)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2017 and 2016, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of December 31, 2017, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On September 16, 2013, Worldwide entered into a written Definitive Agreement with GIA Investments Corp. (“GIA”), (the “Definitive Agreement”). Pursuant to the provisions of the Definitive Agreement, Worldwide would acquire NOWnews Network pursuant to a stock purchase agreement, and Worldwide will fund the operations of NOWnews Network for a period of approximately 8 months. Additionally, Worldwide desires to be acquired by an unidentified company (defined in the Definitive Agreement as “Company A”), pursuant to a stock exchange agreement, and Company A will be a participant in the OTCQB. As specified in the Definitive Agreement, GIA intends to acquire 15% of the issued and outstanding shares of Company A’s common stock for $3,000,000, and Worldwide intends that its existing shareholders will acquire 84% of the issued and outstanding shares of Company A’s common stock.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network at NT$10 per share, respectively, through new issuance. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares at NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued additional 350,000 shares at NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). ). On October 2, 2017 and November 17, 2017, NOWnews Network issued additional 1,114,100 and 600,000 shares at NT$10 per share to Gamania Digital for approximately $366,722 (or NT$11,141,000) and $199,667 (or NT$6,000,000), respectively. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000, equivalent to $332,779. As a result of this purchase of stock, NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest at December 31, 2017.

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

On June 22, 2017, the Company entered into a subscription agreement (the “Agreement”) with Wei Su Technology Holdings Co., Ltd. (the “Wei Su”). Wei Su was incorporated in September 2001 under the laws of Taiwan. Pursuant to the Agreement, Wei Su agreed to purchase 100,000 restricted shares of common stock, par value $.001 of the Company (“Share Purchase”) for an aggregate price of $530,000 (the “Subscription Price”). The Agreement contains a buy-back clause whereby Wei Su will have an option to have the Company buy back the shares issued to Wei Su under the Agreement at a price of $5.8 per share one year after Wei Su pays the full Subscription Price. The closing of the transactions contemplated under the Agreement is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As of December 31, 2017, the Company has not issued 100,000 shares to Wei Su.

On March 17, 2017, the Company entered into a consulting agreement (the “EMCC Agreement”) with EMCC International Consultancy Co., Ltd. (“EMCC”) for the maintenance of the listing in the U.S. stock exchange market. At December 31, 2017, the Company recognized non-employee stock based compensation cost of $795,000 (300, 000 shares of the Company’s common stock at $2.65 per share based on the closing price at December 31, 2017 of the Company’s common stocks traded on the U.S. OTC Markets) in connection with the terms in the EMCC Agreement. As of the date of this report, the Company is in process of issuance of common stock of the Company to EMCC.

On December 1, 2017, the Board of Directors and the majority beneficiary shareholders of the Company approved to award bonus to current four directors and Mr. Alan Chen, the former Chairman, in an aggregate of 545,000 shares of the Company’s common stock at $2.65 per share based on the closing price on December 29, 2017 of the Company’s common stocks traded on the U.S. OTC Markets). Accordingly, the Company recorded stock compensation costs of $1,444,250 at December 31, 2017. As of the date of this report, the Company is in process of issuance of common stock of the Company to the four directors and Mr. Alan Chen.

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

On each of November 30, 2016, March 16, 2017, October 2, 2017, and November 17, 2017, NOWnews Network respectively issued additional 1,000,000, 2,200,000, 1,114,100, and 600,000 shares of common stock to non-controlling shareholders, pursuant to the Stock Purchase Agreement (see Note 9). As a result, Sky Media owned 50.36% of NOWnews Network.

Non-controlling interest consisted of the following:

	December 31,	December 31,
	2017	2016
Beginning balance	$641,118	$492,851
Capital contribution by non-controlling interest	835,124	313,032
Net loss attributed to non-controlling interest	(842,645)	(164,527)
Other comprehensive loss attributable to non-controlling interest	7,111	(238)
Ending balance	$640,708	$641,118

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $171,417 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years.

On June 21, 2017, NOWnews Network entered into another capital lease agreement with High Performance Information Co., Ltd. (“HPI”), pursuant to which NOWNews Network agreed to lease the Network Attached Storage (“NAS”) servers from HPI for three years with maturity date on May 31, 2020. At the end of this contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $6,917 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over three years.

Depreciation expense of those equipment under capital lease was $45,051 and $35,833 for the years ended December 31, 2017 and 2016, respectively.  Interest expense resulted from capital leases amounted to $248 and $870 for the years ended December 31, 2017 and 2016, respectively.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in June, 2021. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of December 31,	Capital Leases Amount	Operating Leases Amount
2018	$2,238	$293,409
2019	2,395	297,709
2020	1,047	310,824
2021		318,215
2022	-	208,472
Total minimum payments	$5,680	$1,428,629

The Company incurred rent expenses of $207,937 and $84,932 for the years ended December 31, 2017 and 2016, respectively.

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

Lai Matter

On July 11, 2014, Ms. Xiu-qing Lai filed a claim against NOWnews Network and five other companies (the “Five Companies”) who are unrelated to the Company, in the Taiwan Tainan District Court (the “Tainan District Court”) in connection to a news article edited by NOWnews Network and published on July 19, 2012 on the website of NOWnews Network and five other websites owned by the Five Companies, respectively. Ms. Lai claims that the news article contained a false statement that harms the reputation of Ms. Lai. Ms. Lai seeks approximately $18,556 (NT$550,000) in compensatory damages from NOWnews Network, $59,042 (NT$1,750,000) in aggregate from the Five Companies, and newspaper apologies from NOWnews Network and the Five Companies. Based on the agreements entered by NOWnews Network and the Five Companies, if any news content provided by NOWnews Network violates any regulations or infringes on any copyrights, NOWnews Network shall be responsible for any losses that may occur.

On January 6, 2015, the plaintiff agreed to settle this legal matter with NOWnews Network outside of court. NOWnews Network agreed to pay the plaintiff $13,495 (NT$400,000) in compensatory damages, and the plaintiff agreed to revoke the claim against NOWnews Network and the Five Companies. NOWnews Network has accrued $13,495 (NT$400,000) of contingent loss in connection to this lawsuit settlement during the year ended December 31, 2014. As of December 31, 2016, NOWnews Network has made payment of approximately $13,495 (NT$400,000) and this action is closed.

(3) Shares to be issued

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement with Gamania Digital, and Ta Ya, in which NOWnews Network is committed to sell to Gamania Digital, and Ta Ya of its outstanding shares through two Phases (see Note 9). As of December 31, 2017, the sale of Phase I has been completed. As of the date of this report, NOWnews Network has issued in an aggregate of 4,914,100 common stock shares to Gamania Digital in exchange for approximately $1,621,960 (or NT$49,141,000) in the sale of Phase II, which shall terminate on September 21, 2018 pursuant to the Stock Purchase Agreement and addendums.

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the years ended December 31, 2017.

Net income of discontinued operations during the years ended December 31, 2017 was as follows:

For The Years Ended
December 31, 2017
Net revenue	$-
Cost of goods sold	-
Selling, general, and administrative expenses	-
Other income	1
Income before income taxes	1
Income taxes	-
Net income	$1

Net assets of discontinued operations as of December 31, 2017 were as follows:

Net assets:

As of December 31, 2017
Cash & cash equivalents	$14
Other Current assets	1
Current assets	$15
Accounts payable	$177
Accrued expenses	420
Due to related parties	102,134
Current liabilities	$102,731

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Controlling beneficiary shareholder of the Company. Former Chairman of NOWnews Network.

Transactions

	For the Years Ended December 31,
	2017	2016
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$64,992	$131,507
Sales to GASH Co., Ltd.	37,953	3,724
Sales to GASH Media Digital Marketing Co., Ltd.	21,258	35,466
Sales to Jin Hao Kang Marketing Co., Ltd.	-	29,553
Sales to WeBackers Co., Ltd.	-	4,897
Sales to Digicentre Co., Ltd.	-	3,103
Sales to Jollywiz Digital Technology Co., Ltd.	-	1,552
Total	$124,203	$209,802

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from related parties

	December 31,	December 31,
	2017	2016
Trade receivable from GASH Co., Ltd.	$19,698	$-
Trade receivable from GASH Media Digital Marketing Co., Ltd.	6,353	-
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	57,230
Trade receivable from WeBackers Co., Ltd.	-	1,873
Trade receivable from Jin Hao Kang Marketing Co., Ltd.	-	795
Total	$26,051	$59,898

Due to related parties

	December 31,	December 31,
	2017	2016
Due to Mr. Alan Chen	$1,573,618	$881,203
Due to Jollywiz Digital Technology Co., Ltd.	33,340	-
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	5,302	-
Due to GASH Media Digital Marketing Co., Ltd.	-	16,410
Due to Digicentre Co., Ltd.	-	9,259
Due to Chunghwa Wideband Best Network Co., Ltd.	-	3,086
Total	$1,612,260	$909,958

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through April 16, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended December 31, 2017. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Shuo-Wei Shih, the Company’s chief executive officer, and Chi-Yuan Chang, the Company’s interim chief financial officer. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was effective.

28

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names and certain information regarding the Company’s executive officers and directors as of the date of this Annual Report.

Name	Age	Position
Shuo-Wei Shih	49	Chief Executive Officer and Director
Chi-Yuan Chang	43	Interim Chief Financial Officer
En Ming Tseng	62	Director
Shang-Hong Lin	44	Director
Yuhao AixinjueLuo	49	Director

Shuo-Wei Shih Mr. Shih, age 49, was appointed Chief Executive Officer of the Company on March 25, 2016 and a director on June 24. Before joining the Company, Mr. Shih has been a director of GIA Investment, a consulting firm in finance, operation and marketing in Taiwan since October 2014. From 2007 to 2012, Mr. Shih was the founder of Sunrise Global Solar Energy Ltd, which engages in the design, manufacture, and marketing of photovoltaic solar energy products for residential, commercial and utility-scale power plant clients worldwide. Mr. Shih was responsible for business development, financing as well as cooperation with Australian scientists. In 2012, under Mr. Shih’s supervision, Sunrise Global Solar Energy Ltd was acquired by Sino-American Silicon Products Inc.(TSEC:5483), a manufacturer of solar wafer listed in Taiwan. In 2012, he was selected by Council for Industrial and Commercial Development of Taiwan as a director responsible for resource integration and providing of financial advice. Mr. Shih started his professional career as an associate researcher with the Industrial Technology Research Institute in Taiwan. He was certified as an Industrial Technologist by National Association of Industrial Technology (USA) in 1997. Mr. Shih graduated from Southern Illinois University with a BS degree focusing on industrial technology in 1994 and received his MS degree from Indiana State University in 1996.

29

Chi-Yuan Chang. Mr. Chang, age 43, was appointed as the Company’s Interim Chief Financial Officer on September 18, 2017 to replace Mr. Tsung-Chien Chiang. Mr. Chang has been working with us since January 2015 as Financial Manager. Prior to joining us, from February 2009 to July 2014, Mr. Chang served as Supervisor at Mercedes-Benz Financial Services Taiwan Ltd. Mr. Chang received his Bachelor degree in Accounting from National Cheng Kung University in 1998 and his Master degree in Accounting from Yuan Ze University in 2001.

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

30

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

Chairman of the Board will serve as the primary liaison between the CEO and the Board and provide strategic input and counseling to the CEO. With input from other members of the Board of Directors and management, Chairman will preside over meetings of the Board of Directors. The Board of Directors has not had a Chairman since Mr. Chen resigned on October 9, 2017. The Board of Directors is actively interviewing the replacement and believes that it will be able to appoint a new qualified chairman within the near future.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2017:

•	Alan Chen, the former Chairman of the Board of Directors of the Company, failed to timely file one Form 3 to report his acquisition of 3,379,700 shares of common stock on November 14, 2014.
•	GIA Investments Corp., a ten percent shareholder of the Company, failed to timely file one Form 3 to report its acquisition of 3,000,000 shares of common stock on November 14, 2014.
•	En-Ming Tseng, a director of the Company, failed to timely file one Form 3 to report his acquisition of 6,000 shares of common stock on June 16, 2014.
•	Shang-Hong Lin, a director of the Company, failed to timely file one Form 3 to report his acquisition of 10,000 shares of common stock on November 14, 2014.
•	Yuhao Aixinjueluo, a director of the Company, failed to timely file one Form 3 to report his acquisition of 500,000 shares of common stock on November 16, 2016;

Other than Mr. Chi-Yuan Chang, the Company’s interim CFO, none of the officers, directors and greater than ten percent shareholders have filed a Form 3, but they plan to file their Forms 3 as soon as possible.

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our principal executive officers for the fiscal years ended December 31, 2017 and 2016. No other executive officer or former executive officer received more than $100,000 in compensation in the periods indicated except reported below.

31

SUMMARY COMPENSATION TABLE

				Stock	Stock	Option	All other
Name and		Salary	Bonus	awards	awards	awards	compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)
Yih-Jong Shy
Chief Executive Officer	Year Ended	1,355	-	-		-	-	1,355
and director (1)	December 31, 2016

Shuo-Wei Shih	Year Ended	99,100	523,375	-		-		622,475
Chief Executive Officer	December 31, 2017
and director (2)	Year Ended	4,645	-	-		-	-	4,645
	December 31, 2016
Tsung-Chien Chiang	Year Ended	4,300						4,300
Chief Financial Officer	December 31, 2017
(3)	Year Ended	6,000	-	-		-	-	6,000
	December 31, 2016
Chi-Yuan Chang
Interim Chief Financial Officer	Year Ended
(4)	December 31, 2017	6,000						6,000

(1) On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer. On June 24, 2016, Mr. Shy resigned as a director of the Company. Mr. Shih was awarded 197,500 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.

(2) On March 25, 2016, Mr. Shuo-Wei Shih was appointed as the Chief Executive Officer and on June 24, 2016, he was appointed as a director of the Company.

(3) On September 18, 2017, Mr. Tsung-Chien Chiang resigned as the Chief Financial Officer of the Company.

(4) On September 18, 2017, Mr. Chi-Yuan Chang was appointed as the Interim Chief Financial Officer of the Company.

Employment Agreement

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

Chi-Yuan Chang

The Company did not enter into an employment agreement with Mr. Chang in connection with his appointment as the interim CFO of the Company.

Tsung-Chien Chiang

Pursuant to the employment agreement that the Company and Mr. Chiang entered into on November 14, 2014, Mr. Chiang will be entitled to an annual salary of $6,000 for his services as Chief Financial Officer of the Company. The employment agreement has an initial term (the “Initial Term”) commencing as of November 14, 2014 and expiring on December 31, 2015, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty days’ notice prior to the expiration of the Initial Term or any one-year extension. In addition, Mr. Chiang will be entitled to receive a stock option to purchase up to 15,000 shares of common stock of the Company if the Performance Target is met. All the shares underlying the options will vest immediately upon the Board of Director’s confirmation of the attaining of the Performance Target. Mr. Chiang resigned as the Company’s Chief Financial Officer on September 18, 2017.

Outstanding Equity Awards at Fiscal Year-End

On December 1, 2017, the Board of Directors approved to award stock bonus to certain current and previous directors, including the Company’s CEO, Mr. Shuo-Wei Shih. The Company is currently in the process of issuing the shares. The following table contains information concerning the stocks that have not issued as of December 31, 2017 with respect to the executive officers named in the Summary Compensation Table:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested	Market Value of Shares of Stock that Have not Vested

Shuo-Wei Shih (1)	-	-	$-	-	197,500	$523,375
Chief Executive Officer

Chi-Yuan Chang (2)	-	-	$-	-	-	$-
Interim Chief Financial Officer

Tsung-Chien Chiang (3)	-	-	$-	-	-	$-
Chief Financial Officer

Yih-Jong Shy (4)	-	-	$-	-	-	$-
Chief Executive Officer

(1)	On March 25, 2016, Mr. Shuo-Wei Shih was appointed as the Chief Executive Officer and on June 24, 2016, he was appointed as a director of the Company. Mr. Shih was awarded 197,500 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.

(2)	On September 18, 2017, Mr. Chi-Yuan Chang was appointed as the Interim Chief Financial Officer of the Company.

(3)	On September 18, 2017, Mr. Tsung-Chien Chiang resigned as the Chief Financial Officer of the Company.

(4)	On March 25, 2016, Mr. Yih-Jong Shy resigned as the Chief Executive Officer. On June 24, 2016, Mr. Shy resigned as a director of the Company

Director Compensation

As discussed above, on December 1, 2017, the Board of Directors approved to award stock bonus to certain current and previous directors. The Company is currently in the process of issuing shares to those directors. The following table sets forth certain information regarding such stock bonus awarded to our directors during the fiscal year ended December 31, 2017:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Alan Chen (1)	$-	$238,500	-	-	$238,500
En Ming Tseng (2)	$-	$251,750	-	-	$251,750
Shang-Hong Lin (3)	$-	$251,750	-	-	$251,750
Yuhao Aixinjueluo (4)	$-	$178,875	-	-	$178,875
Shuo-Wei Shih (5)	$-	$523,375	-	-	$523,375

(1)	Mr. Chen resigned as the Chairman of the Board of Directors on October 9, 2017. He was awarded 90,000 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.
(2)	Mr. Tseng was awarded 95,000 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.
(3)	Mr. Lin was awarded 95,000 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.
(4)	Mr. Aixinjueluo was awarded 67,500 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.
(5)	Mr. Shih was awarded 197,500 shares of common stock of the Company and each share of the common stock was valued at $2.65, the closing price on December 29, 2017 of the Company’s common stocks quoted on the OTCQB.

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

	Amount of shares of common stock
	Beneficially Owned		Percent Of
Name of Beneficial Owner	(1)		Class (2)
Chi-Yuan Chang	0		0
En Ming Tseng	6,000	(5)	*
Shang-Hong Lin	10,000		*
Shuo-Wei Shih	0		0
Yuhao Aixinjue Luo	500,000		2.17%
All Executive Officers and Directors as a Group	516,000		2.24%
(five persons)
Greater than 5% Shareholders
GIA Investments Corp. (3)	3,000,000		13.00%
Alan Chen (4)	3,379,700	(4)	14.65%

*	Represents less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated based on 23,072,000 shares of Common Stock outstanding as of April 16, 2018.

(3)	Heer Hsiao holds the voting and dispositive power over the securities held by GIA Investments Corp.

(4)	This number includes (i) 1,130,000 shares of Common Stock held by Pioneer; (ii) 395,100 shares of Common Stock held by Social Cloud Co., Ltd. (“Social”); (iii) 350,000 shares of Common Stock held by Legend Media Investments (“Legend”); (iv) 419,575 shares of Common Stock held by Trophy Access Limited (“Trophy”); (v) 445,000 shares of Common Stock held by Core Winner Investment Limited (“Core”); (vi) 445,000 shares of Common Stock held by Intelligent Media Investments (“Intelligent”); and (vii) 195,025 shares of Common Stock held by his spouse. As such, Mr. Chen is deemed to have the voting and dispositive power over shares of Common Stock held by these entities and his spouse.

(5)	Includes (i) 6,000 shares of Common Stock held directly by Mr. Tseng and (ii)100,000 shares of Common Stock held by Prime Chance Limited of which his wife, Tsung-Mei Luo, is the sole director and member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The table below sets forth our sales to the related parties during the years ended December 31, 2017 and 2016:

	For the Years Ended
	December 31,
	2017	2016
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	$64,992	$131,507
Sales to GASH Co., Ltd.	37,953	3,724
Sales to GASH Media Digital Marketing Co., Ltd.	21,258	35,466
Sales to Jin Hao Kang Marketing Co., Ltd.	-	29,553
Sales to WeBackers Co., Ltd.	-	4,897
Sales to Digicentre Co., Ltd.	-	3,103
Sales to Jollywiz Digital Technology Co., Ltd.	-	1,552
Total	$124,203	$209,802

The primary services provided by NOWnews Network to these related parties was advertisement space on NOWnews Network’s website.

Due from Related Parties

The table below sets forth due from related parties for the fiscal years ended December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Trade receivable from GASH Co., Ltd.	$19,698	$-
Trade receivable from GASH Media Digital Marketing Co., Ltd.	6,353	-
Trade receivable from Mega Media Investments Co., Ltd. (Taiwan Branch)	-	57,230
Trade receivable from WeBackers Co., Ltd.	-	1,873
Trade receivable from Jin Hao Kang Marketing Co., Ltd.	-	795
Total	$26,051	$59,898

Due to Related Parties

The table below sets forth due to related parties for the fiscal years ended December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Due to Mr. Alan Chen	$1,573,618	$881,203
Due to Jollywiz Digital Technology Co., Ltd.	33,340	-
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	5,302	-
Due to GASH Media Digital Marketing Co., Ltd.	-	16,410
Due to Digicentre Co., Ltd.	-	9,259
Due to Chunghwa Wideband Best Network Co., Ltd.	-	3,086
	$1,612,260	$909,958

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

The table below explains how the aforementioned parties are related to the Company.

Name of Entity or Individual	Relationship with the Company and its subsidiaries
Jin Hao Kang Marketing Co., Ltd.	Mr. Alan Chen is the Director of this entity.
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
Digicentre Co., Ltd.	Entity controlled by Gamania Digital.
WeBackers Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Chunghwa Wideband Best Network Co., Ltd.	Mr. Alan Chen is the Chairman and legal representative of this entity.
Mr. Alan Chen	Controlling beneficiary shareholder of the Company. Former Chairman of NOWnews Network.

We have not adopted written policies and procedures specifically for related person transactions. Our Board of Directors is responsible to approve all related party transactions.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees for professional services rendered by our registered independent public accounting firm for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$105,000	$105,000
Audit Related Fees	-	-
Tax Fees	3,000	3,000
All Other Fees	-	-
Total Fees	$108,000	$108,000

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10. 1	Share Exchange Agreement, dated November14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd. (5)

10.4	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. (5)

10.5	Share Exchange Agreement, dated April 13, 2016, by and among the Company, Dawnrain Media Co., Ltd., New Taoyard Advertising Co., Ltd., Beijing New Tong Ying Culture Media Co., Ltd. and its shareholders (6)

10.6	Financial Advisory Service Recognition Agreement, dated September 20, 2016, by and between the Company, and GIA Investments Corp. (7)

10.7	Share Exchange Agreement, dated October 4, 2016, by and among the Company, MySong Industrial Co., Ltd. and its shareholders. (8)

10.8	Share Exchange Agreement, dated November 19, 2016, by and among the Company, Lao Development Holding Limited and its shareholders (9)

10.9	Cooperation Agreement, dated January 14, 2017, by and between the Company and Earl International Development Sdn. Bhd. (10)

10.10	Subscription Agreement, dated June 22, 2017, by and between the Company and an Taiwanese investor (11)

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*Filed herewith.

**Furnished herewith.

***To be filed by amendment.

(1)	Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.
(2)	Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 12, 2014.
(3)	Incorporated by reference the exhibit to the Company’s Form 8-K filed on November 14, 2014.
(4)	Incorporated by reference the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.
(5)	Incorporated by reference the exhibits 10.6 and 10.7 to the Company’s Form 10-K filed on March 31, 2015.
(6)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on April 15, 2016
(7)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on September 21, 2016
(8)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on October 7, 2016
(9)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on November 23, 2016
(10)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on January 18, 2017
(11)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on June 27, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: April 17, 2018	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2018	By:	/s/ Chi-Yuan Chang
Chi-Yuan Chang
Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shuo-Wei Shih	Chief Executive Officer and Director	April 17, 2018
Shuo-Wei Shih	(Principal Executive Officer)

/s/ Shang-Hong Lin	Director	April 17, 2018
Shang-Hong Lin

/s/ En Ming Tseng	Director	April 17, 2018
En Ming Tseng

/s/ Yuhao Aixinjueluo	Director	April 17, 2018
Yuhao Aixinjueluo