Form 10-K/A
period 2017-12-31
NowNews Digital Media Technology Co. Ltd.
filed 2018-04-18
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K/A Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends NowNews Digital Media Technology Co. Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on April 17, 2018 (the “Original Filing”) for the purpose of furnishing Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Filing or reflect any events that have occurred after the date of the Original Filing.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10. 1	Share Exchange Agreement, dated November14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd. (5)

10.4	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. (5)

10.5	Share Exchange Agreement, dated April 13, 2016, by and among the Company, Dawnrain Media Co., Ltd., New Taoyard Advertising Co., Ltd., Beijing New Tong Ying Culture Media Co., Ltd. and its shareholders (6)

10.6	Financial Advisory Service Recognition Agreement, dated September 20, 2016, by and between the Company, and GIA Investments Corp. (7)

10.7	Share Exchange Agreement, dated October 4, 2016, by and among the Company, MySong Industrial Co., Ltd. and its shareholders. (8)

10.8	Share Exchange Agreement, dated November 19, 2016, by and among the Company, Lao Development Holding Limited and its shareholders (9)

10.9	Cooperation Agreement, dated January 14, 2017, by and between the Company and Earl International Development Sdn. Bhd. (10)

10.10	Subscription Agreement, dated June 22, 2017, by and between the Company and an Taiwanese investor (11)

21.1	List of Subsidiaries†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

† Previously filed with Annual Report on Form 10-K for year ended December 31, 2017

(1)	Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.
(2)	Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 12, 2014.
(3)	Incorporated by reference the exhibit to the Company’s Form 8-K filed on November 14, 2014.
(4)	Incorporated by reference the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.
(5)	Incorporated by reference the exhibits 10.6 and 10.7 to the Company’s Form 10-K filed on March 31, 2015.
(6)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on April 15, 2016
(7)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on September 21, 2016
(8)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on October 7, 2016
(9)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on November 23, 2016
(10)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on January 18, 2017
(11)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on June 27, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: April 18, 2018	By:	/s/ Shuo-Wei Shih
Shuo-Wei Shih
Chief Executive Officer
(Principal Executive Officer)

Date: April 18, 2018	By:	/s/ Chi-Yuan Chang
Chi-Yuan Chang
Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shuo-Wei Shih	Chief Executive Officer and Director	April 18, 2018
Shuo-Wei Shih	(Principal Executive Officer)

/s/ Shang-Hong Lin	Director	April 18, 2018
Shang-Hong Lin

/s/ En Ming Tseng	Director	April 18, 2018
En Ming Tseng

/s/ Yuhao Aixinjueluo	Director	April 18, 2018
Yuhao Aixinjueluo