Form 10-Q
period 2018-03-31
NowNews Digital Media Technology Co. Ltd.
filed 2018-05-21
CIK 1509477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 18, 2018, there were 23,617,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

2

Item 1. Financial Statements

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)
Assets

Current Assets
Cash and cash equivalents	$696,676	$186,494
Accounts receivable, net	582,350	687,362
Due from related parties	7,136	26,051
Other current assets	478,112	91,636
Current assets of discontinued operations	15	15
Total Current Assets	1,764,289	991,558

Furniture, fixture, and equipment, net	282,275	276,059
Security deposits, non-current	41,980	67,478
Intangible assets, net	20,182	21,800

Total Assets	$2,108,726	$1,356,895

Liabilities and Equity

Current Liabilities
Long-term obligation under capital lease, current	$2,318	$2,238
Accounts payable	146,066	144,849
Accrued expenses	880,690	957,956
Due to related parties	2,727,916	1,612,260
Other current liabilities	3,536	8,559
Current liabilities of discontinued operations	104,638	102,731
Total Current Liabilities	3,865,164	2,828,593

Long-term obligation under capital lease	2,912	3,442
Total Liabilities	3,868,076	2,832,035

Commitments and contingencies (Note 11)

Equity
Capital stock - $.001 par value
Common Stock, $.001 par value, 50,000,000 shares authorized, 23,072,000 and 23,072,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	23,072	23,072
Additional paid-in capital	9,184,634	9,184,634
Subscriptions received in advance	530,000	530,000
Accumulated deficit	(12,322,143)	(11,869,788)
Accumulated other comprehensive income	16,506	16,234
Total Stockholders' deficit	(2,567,931)	(2,115,848)
Noncontrolling Interests	808,581	640,708
Total Deficit	(1,759,350)	(1,475,140)

Total Liabilities and Equity	$2,108,726	$1,356,895

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2018	2017

Net revenue	$878,312	$637,547
Cost of revenue	(756,088)	(573,635)
Gross profit	122,224	63,912

Selling expenses	(332,296)	(174,237)
General and administrative expenses	(518,844)	(343,591)
Total operating expense	(851,140)	(517,828)

Operating loss	(728,916)	(453,916)

Other income (expense)
Interest income	3	179
Interest expense	(95)	(65)
Other (expense) income, net	(1,379)	802
Total other (expense) income	(1,471)	916

Loss from continuing operations before income taxes	(730,387)	(453,000)
Income taxes	-	-
Loss from continuing operations	(730,387)	(453,000)
Loss from discontinued operations, net of income taxes	-	-

Net loss	(730,387)	(453,000)

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	278,032	180,859
Net loss from discontinued operations	-	-
Total net loss attributable to noncontrolling interest	278,032	180,859

Net loss attributable to NowNews Digital Media Technology Co. Ltd.	(452,355)	(272,141)

Foreign currency translation (loss) gain	(2,666)	187,299
Comprehensive loss	(455,021)	(84,842)
Other comprehensive (income) loss attributable to noncontrolling interests	(7,111)	2,724
Comprehensive loss attributable to NowNews Digital Media Technology Co. Ltd.	$(462,132)	$(82,118)

Amount attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(452,355)	$(272,141)
Net loss from discontinued operations, net of income taxes	-	-
Net loss attributable to common stockholders	$(452,355)	$(272,141)

Net loss attributable to common stockholders - basic and diluted
Loss from continuing operations	$(0.02)	$(0.01)
Loss from discontinued operations	-	-
Net loss attributable to common stockholders	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	23,072,000	23,072,000

The accompanying notes are an integral part of these consolidated financial statements.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(730,387)	$(453,000)
Depreciation	21,128	15,327
Amortization	5,153	656
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts receivable	117,037	198,010
Decrease in related-parties trade receivable	19,278	53,506
Increase in advance to supplier	-	(248,587)
Decrease in security deposits	26,585	2,462
Increase in other current assets	(389,383)	(562)
(Decrease) increase in accounts payable	(1,461)	47,373
Decrease in accrued expenses	(91,285)	(7,277)
Decrease in other current liabilities	(5,149)	(1,388)
Net cash used in continuing activities	(1,028,484)	(393,480)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(1,028,484)	(393,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(22,215)	(9,641)
Acquisition of subsidiary equity interest	-	(30,957)
Net cash used in continuing activities	(22,215)	(40,598)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(22,215)	(40,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from loans from related parties	1,111,865	110,756
Payments of capital lease obligations	(552)	(9,620)
Capital contributions from noncontrolling interest	446,735	709,142
Net cash provided by continuing activities	1,558,048	810,278
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	1,558,048	810,278

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,833	24,230

NET INCREASE IN CASH & CASH EQUIVALENTS	510,182	400,430
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	510,182	400,430

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	186,494	244,691
CASH & CASH EQUIVALENTS, ENDING BALANCE	$696,676	$645,121

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$95	$65

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement") with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”). Pursuant to the Stock Purchase Agreement and addendums, NOWnews Network issued 1,650,000, 350,000, 1,000,000, 2,200,000, 1,114,100, and 600,000 shares to non-controlling shareholders on August 14, 2015, September 8, 2015, November 30, 2016, March 16, 2017, October 2, 2017, and November 17, 2017, respectively (See Note 10). On February 22, 2017, Sky Media entered into a stock purchase agreement with Jin Hao Kang Marketing Co., Ltd (“Jin Hao Kang”), pursuant to which Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang for a purchase price of NT $937,200 (approximately $30,930). The transaction was completed on March 31, 2017. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000, equivalent to $332,779. On March 30, 2018, NOWnews Network received NT$13,000,000, equivalent to $446,735 subscriptions in advance from Gamania Digital. As of the date of this report, no capital has been issued. NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest (see Note 9) at March 31, 2018.

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. The Company had accumulated deficits of $12,322,143 and $11,869,788, and stockholders’ deficits of $2,567,931 and $2,115,848 as of March 31, 2018 and December 31, 2017, respectively. The net losses attributable to common stockholders of $452,355 and $272,141 for the three months ended March 31, 2018 and 2017, respectively. In addition, current liabilities exceed current assets by $2,100,875 and $1,837,035 as of March 31, 2018 and December 31, 2017, respectively, representing significant working capital deficits. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, the Company has uninsured deposits in banks of $454,951 and $41,540, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2018, and December 31, 2017, the Company assessed the allowance for doubtful accounts of $10,537 and $10,345, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $27,235 and $23,881 for the three months ended March 31, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation:

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of March 31, 2018 and December 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2018 and December 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings (Losses) per share (EPS):

Earnings (losses) per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2018 and 2017, no options or warrants were issued or outstanding.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

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

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$592,887	$697,707
Less: Allowance for doubtful accounts	(10,537)	(10,345)
Accounts receivable, net	$582,350	$687,362

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Capital Lease	$181,643	$178,334
Leasehold improvement	153,624	149,508
Computer equipment	57,413	56,367
Office equipment and furniture	41,509	23,883
Electronic equipment	17,941	13,855
	452,130	421,947
Less: Accumulated depreciation	(169,855)	(145,888)
	$282,275	$276,059

As of March 31, 2018, assets under capital lease of $181,643 represented server equipment (see Note 11). Depreciation expense for the three months ended March 31, 2018 and 2017 was $21,128 and $15,327, respectively.

NOTE 6: INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2018	2017
Copyrights	$971,990	$954,280
Software	38,267	37,570
Trademark	7,216	7,085
Patent	173	170
Others	16,364	16,066
	1,034,010	1,015,171
Accumulated amortization	(1,013,828)	(993,371)
Intangible assets, net	$20,182	$21,800

Intangible assets amounted to $20,182 and $21,800 as of March 31, 2018 and December 31, 2017, respectively, mainly consisted of copyrights and software acquired, and trademark.

Copyrights

Copyrights mainly include the copyrights of multiple films and pictures acquired from June 2007 to October 2009, and during the year ended December 31, 2013, with the total purchase amount of NT$28,284,903 (approximately $971,990). Copyrights are amortized based on their determined useful life, and tested annually for impairment. The amortization period ranges from 5 to 10 years. Amortization expense related to copyrights was $0 for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, total amortization expense amounted to $2,010 and $656, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amount
2019	$7,804
2020	7,529
2021	4,849
$20,182

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Accrued bonus	$348,171	$427,486
Accrued payroll	202,489	179,094
Accrued professional fees	170,570	164,309
Accrued employee benefits and pension expenses	75,416	108,884
Accrued sales taxes	5,643	12,677
Other	78,401	65,506
Total	$880,690	$957,956

NOTE 8: INCOME TAX

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the three months ended March 31, 2018 and 2017. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 17% for the three months ended March 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Anguilla

Worldwide Media Investments Corp. and Sky Media are incorporated in Anguilla, which does not tax income.

Seychelles

Dawnrain Media Co., Ltd., New Taoyard Cultural Transmission Co., Ltd., and Asia Well Ltd. are incorporated in Seychelles, which does not tax income.

Taiwan

NOWnews Network and NOWnews International are incorporated in Taiwan. According to the amendments to the “Income Tax Act”enacted by the office of the President of the R.O.C. on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate does not affect the amounts of the current or deferred taxes recognized as of March 31, 2018 and for the three months then ended. No income tax liabilities existed as of March 31, 2018 and December 31, 2017 due to the Company's continuing operating losses.

Provision for income tax expense (benefit) consists of the following:

	For the Three Months ended March 31,
	2018	2017
Current
USA	$-	$-
Taiwan	-	-

Deferred
USA
Deferred tax assets for NOL carryforwards	(35,733)	(26,409)
Valuation allowance	35,733	26,409
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Taiwan
Noncurrent portion
NOL carryforwards	(204,256)	(52,836)
Valuation allowance	204,256	52,836
Net changes in deferred income tax expense (benefit) under non-current portion	-	-

Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended March 31,
	2018	2017

U.S. statutory income tax rate	21.0%	35.0%
Foreign statutory income tax rate difference	(1.0)%	(18.0)%
Provisional remeasurement of deferred taxes (U.S.)	(17.0)%	-%
Changes in valuation allowance	(3.0)%	(17.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred taxes as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,804,612	$4,564,623
Less: Valuation allowance	(4,804,612)	(4,564,623)
Deferred tax assets, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2018, and December 31, 2017, the Company accrued 100% valuation allowance against its deferred tax assets based on the assessment of the probability of future realization.

NOTE 9: STOCKHOLDERS’ EQUITY

As of March 31, 2018, the Company was authorized to issue a total of 50,000,000 shares of common stock, par value $0.001 per share.

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen and Ms. Tu entered a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), in which there are two phases of stock transfers. In Phase I, NOWnews Network is committed to sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of outstanding shares of NOWnews Network at NT$10 per share, respectively, through new issuance. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya are expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through issuance of 1,250,000 and 400,000 shares at NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued additional 350,000 shares at NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued additional 1,000,000 shares at NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued additional 2,200,000 shares at NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). ). On October 2, 2017 and November 17, 2017, NOWnews Network issued additional 1,114,100 and 600,000 shares at NT$10 per share to Gamania Digital for approximately $366,722 (or NT$11,141,000) and $199,667 (or NT$6,000,000), respectively. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000, equivalent to $332,779. On March 30, 2018, NOWnews Network received NT$13,000,000, equivalent to $446,735 subscriptions in advance from Gamania Digital. As of the date of this report, no capital has been issued. NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest at March 31, 2018.

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

On June 22, 2017, the Company entered into a subscription agreement (the “Agreement”) with Wei Su Technology Holdings Co., Ltd. (the “Wei Su”). Wei Su was incorporated in September 2001 under the laws of Taiwan. Pursuant to the Agreement, Wei Su agreed to purchase 100,000 restricted shares of common stock, par value $.001 of the Company (“Share Purchase”) for an aggregate price of $530,000 (the “Subscription Price”). The Agreement contains a buy-back clause whereby Wei Su will have an option to have the Company buy back the shares issued to Wei Su under the Agreement at a price of $5.8 per share one year after Wei Su pays the full Subscription Price. The closing of the transactions contemplated under the Agreement is subject to the fulfillment of certain conditions, or on such other date and time as all parties may mutually determine (the “Closing Date”). As of March 31, 2018, the Company has not issued 100,000 shares to Wei Su.

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

Non-controlling interest consisted of the following:

	March 31,	December 31,
	2018	2017
Beginning balance	$640,708	$641,118
Capital contribution by non-controlling interest	446,735	835,124
Net loss attributed to non-controlling interest	(278,032)	(842,645)
Other comprehensive loss attributable to non-controlling interest	(830)	7,111
Ending balance	$808,581	$640,708

NOTE 11: COMMITMENTS AND CONTINGENCIES

(1) Lease commitments

Capital Lease

From April, 2015, NOWnews Network entered into various capital lease agreements with Nextlink Technology Co., Ltd. (“Nextlink”), pursuant to which NOWNews Network agreed to lease multiple servers from Nextlink for the period ranges from sixteen months to two years. At the end of each contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $174,598 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over five years.

On June 21, 2017, NOWnews Network entered into another capital lease agreement with High Performance Information Co., Ltd. (“HPI”), pursuant to which NOWNews Network agreed to lease the Network Attached Storage (“NAS”) servers from HPI for three years with maturity date on May 31, 2020. At the end of this contract and upon fulfillment of the lease obligations, the title of these servers and ownership shall be transferred to NOWnews Network. Because NOWnews Network takes ownership of the equipment at the completion of the lease contract, NOWnews Network determined that the arrangement represents a capital lease for the equipment. The Company recorded $7,045 as a capital lease for the equipment and began depreciating the equipment on a straight line basis over three years.

Depreciation expense of those equipment under capital lease was $10,170 and $9,324 for the three months ended March 31, 2018 and 2017, respectively.  Interest expense resulted from capital leases amounted to $95 and $65 for the three months ended March 31, 2018 and 2017, respectively.

Operating Lease

Operating lease commitments consist of leases for office space and copy machines under various operating lease agreements which expire in August, 2022. Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company's obligations under capital and operating leases are as follows:

As of March 31,	Capital Leases Amount	Operating Leases Amount
2019	$2,318	$303,844
2020	2,912	311,508
2021	-	324,412
2022	-	321,975
After 2023	-	127,790
Total minimum payments	$5,230	$1,389,529

The Company incurred rent expenses of $71,517 and $25,382 for the three months ended March 31, 2018 and 2017, respectively.

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

NOTE 12: DISCONTINUED OPERATIONS

On December 27, 2013, NOWnews Network’s Board of Directors approved the termination of operations of NOWnews Network’s 55% owned subsidiary, NOWnews International (see Note 1). The results of the subsidiary have been presented as a discontinued operation in the statements of income and comprehensive income. There was no revenue, cost of sales, operating expenses, or any income taxes incurred from the discontinued entity during the three months ended March 31, 2018.

Net assets of discontinued operations as of March 31, 2018 were as follows:

As of March 31, 2018
Cash & cash equivalents	$14
Other Current assets	1
Current assets	$15
Accounts payable	$180
Accrued expenses	429
Due to related parties	104,029
Current liabilities	$104,638

NOTE 13: RELATED PARTY TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
Mega Media Investments Co., Ltd. (Taiwan Branch)	Entity controlled by Mr. Alan Chen
Gamania Digital Entertainment Co., Ltd.	Entity owned 45.61% of NOWnews Network.
GASH Co., Ltd.	Entity controlled by Gamania Digital.
Jollywiz Digital Technology Co., Ltd.	Entity controlled by Gamania Digital.
GASH Media Digital Marketing Co., Ltd	Entity controlled by GASH Co., Ltd.
Mr. Alan Chen	Director and controlling beneficiary shareholder of the Company. Current Director and former Chairman of NOWnews Network.

Transactions

	For the Three Months Ended March 31,
	2018	2017
Sales to GASH Co., Ltd.	$8,621	$9,670
Sales to Mega Media Investments Co., Ltd. (Taiwan Branch)	-	13,215
Sales to GASH Media Digital Marketing Co., Ltd.	-	4,451
Total	$8,621	$27,336

The primary services provided by NOWnews Network to this related party were advertisement space on NOWnews Network’s website.

Due from related parties

	March 31,	December 31,
	2018	2017
Trade receivable from GASH Co., Ltd.	$7,136	$19,698
Trade receivable from GASH Media Digital Marketing Co., Ltd.	-	6,353
Total	$7,136	$26,051

Due to related parties

	March 31,	December 31,
	2018	2017
Due to Mr. Alan Chen	$2,700,096	$1,573,618
Due to Mega Media Investments Co., Ltd. (Taiwan Branch)	25,655	5,302
Due to Gamania Digital Entertainment Co., Ltd.	2,165	-
Due to Jollywiz Digital Technology Co., Ltd.	-	33,340
	$2,727,916	$1,612,260

Due to related parties were unsecured, had no written agreement, due on demand with no maturity date, and bearing no interest.

NOTE 14: SUBSEQUENT EVENT

Management has evaluated subsequent events through May 20, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On August 5, 2015, NOWnews Network, Sky Media, Mr. Alan Chen, the former Chairman of the Company, and Ms. Tu entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gamania Digital Entertainment Co. Ltd. (“Gamania Digital”) and Ta Ya Venture Capital Co. Ltd. (“Ta Ya”), pursuant to which there were two phases of stock transfers. In Phase I, NOWnews Network was committed to issue and sell to Gamania Digital and Ta Ya 1,250,000 and 400,000 shares of its outstanding shares at a price of NT$10 per share, respectively. The share transfer of Phase I shall be completed sixty (60) days upon signing the agreement. In Phase II, Gamania Digital and Ta Ya were expected, but not obligated, to purchase the same amount of shares from NOWnews Network, and Mr. Chen and Ms. Tu, as in Phase I. On August 14, 2015, NOWnews Network has fulfilled its obligation of Phase I through the issuance and sale of 1,250,000 and 400,000 shares at a price of NT$10 per share to Gamania Digital and Ta Ya for approximately $388,803 (or NT$12.5 million) and $124,417 (or NT$4.0 million), respectively. On September 8, 2015, NOWnews Network issued and sold additional 350,000 shares at a price of NT$10 per share to Gamania Digital for approximately $107,230 (or NT$3.5 million). On November 30, 2016, NOWnews Network issued and sold additional 1,000,000 shares at a price of NT$10 per share to Gamania Digital for approximately $313,283 (or NT$10 million). On March 16, 2017, NOWnews Network issued and sold additional 2,200,000 shares at a price of NT$10 per share to Gamania Digital for approximately $711,054 (or NT $22,000,000). On March 31, 2017, Sky Media purchased 1,065,000 shares of NOWnews Network held by Jin Hao Kang Marketing Co., Ltd for a purchase price of approximately US$30,930 (or NT$937,200). On October 2, 2017 and November 17, 2017, NOWnews Network issued and sold additional 1,114,100 and 600,000 shares at a price of NT$10 per share to Gamania Digital for approximately $366,722 (or NT$11,141,000) and $199,667 (or NT$6,00,000), respectively. On November 17, 2017, Sky Media also made capital contribution to NOWnews Network in cash of NT$10,000,000 (approximately $332,779).  On March 30, 2018, NOWnews Network received NT$13,000,000 (approximately $446,735) subscriptions in advance from Gamania Digital. As of the date of this report, no capital stock has been issued. NOWnews Network remains the Company’s majority owned subsidiary in which Company indirectly holds 50.36% of the equity interest at March 31, 2018.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

	For The Three Months Ended
	March 31,		Change in
	2018	2017	$	%

Net revenue	$878,312	$637,547	$240,765	38
Cost of revenue	(756,088)	(573,635)	(182,453)	32
Gross profit	122,224	63,912	58,312	91

Selling expenses	(332,296)	(174,237)	(158,059)	91
General and administrative expenses	(518,844)	(343,591)	(175,253)	51
Total operating expense	(851,140)	(517,828)	(333,312)	64

Operating loss	(728,916)	(453,916)	(275,000)	61

Other income (expense)
Interest income	3	179	(176)	(98)
Interest expense	(95)	(65)	(30)	46
Other (expense) income, net	(1,379)	802	(2,181)	(272)
Total other income	(1,471)	916	(2,387)	(261)

Loss from continuing operations before income taxes	(730,387)	(453,000)	(277,387)	61
Income taxes	0	0	0	-
Loss from continuing operations	(730,387)	(453,000)	(277,387)	61
Loss from discontinued operations, net of income taxes	0	0	0	-

Net loss	(730,387)	(453,000)	(277,387)	61

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	278,032	180,859	97,173	54
Net loss from discontinued operations	0	0	0	-
Total net loss attributable to noncontrolling interest	278,032	180,859	97,173	54

Net loss attributable to NowNews Digital Media Technology Co., Ltd.	$(452,355)	$(272,141)	$(180,214)	66

Net Revenue

Our net revenue for the three months ended March 31, 2018 was $0.88 million, an increase of $0.24 million or 38% from $0.64 million for the three months ended March 31, 2017. The increase was primarily due to the increase in advertisement revenue and licensing and services revenue.

Advertising

Our advertising avenue was $0.82 million for the three months ended March 31, 2018, an increase of $0.24 million, or 41%, from $0.58 million for the three months ended March 31, 2017. We will continue focus on the internet advertising and marketing business.

Licensing and Services

Our revenue from content licensing was $0.06 million for the three months ended March 31, 2018, relatively the same with the result for the three months ended March 31, 2017.

Cost of Revenue

Cost of revenue mainly consists of advertisement costs, content licensing costs, website maintenance costs, and labor costs.

Cost of revenue was $0.75 million for the three months ended March 31, 2018, an increase of $0.18 million, or 32%, as compared to $0.57 million for the three months ended March 31, 2017. The increase was mainly due to the increase of $0.12 million in labor costs.

Gross Profit

Gross profit increased approximately $0.06 million, or 91%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to the increase in net revenue. Gross profit margin was 14% for the three months ended March 31, 2018 as compared to 10% for the same period in 2017.

Selling Expenses

Total selling expenses consist primarily of payroll, labor and health insurance, and advertisement expenses. The amount increased by $0.16 million, or 91%, from $0.17 million for the three months ended March 31, 2017 to $0.33 million for the three months ended March 31, 2018. The increase in selling expenses was primarily due to the increase in labor costs resulting from the increase in the number of salespersons.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll, welfare, labor and health insurance, post-retirement benefits, office rent and management fees, depreciation & amortization expenses, professional services, litigation settlement payments, and expenses for other general corporate activities. General and administrative expenses increase by approximately $0.17 million, or 51%, from $0.35 million for the three months ended March 31, 2017 to $0.52 million for the three months ended March 31, 2018. The increase in general and administration expenses was principally due to the increase in labor expenses and office rental expenses.

Net Loss

As a result of the above factors, we have net loss of approximately $0.73 million for the three months ended March 31, 2018 as compared to net loss of approximately $0.45 million for the three months ended March 31, 2017, representing an increase of loss of $0.28 million, or approximately 61%.

Liquidity and Capital Resources

Our unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. We had accumulated deficits of $12,322,143 and $11,869,788, and stockholders’ deficits of $2,567,931 and $2,115,848 as of March 31, 2018 and December 31, 2017, respectively. The net losses attributable to common stockholders of $452,355and $272,141 for the three months ended March 31, 2018 and 2017, respectively. In addition, current liabilities exceed current assets by $2,100,875 and $1,837,035 as of March 31, 2018 and December 31, 2017, respectively, representing significant working capital deficits. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable.  If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of March 31, 2018, we had working capital deficit of $2,100,875 as compared to working capital deficit of $1,837,035 as of December 31, 2017. We had cash and cash equivalents of $696,676 as of March 31, 2018, an increase of $510,182, or 274% from $186,494 as of December 31, 2017. Our principal sources and uses of funds were as follows:

	For the Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,028,484)	$(393,480)
Net cash used in investing activities	(22,215)	(40,598)
Net cash provided by financing activities	1,558,048	810,278
Net cash used in discontinued operations	-	-
Effect of exchange rate change on cash and cash equivalents	2,833	24,230
Net increase in cash and cash equivalents	$510,182	$400,430

Net cash used in operating activities of continuing operations was approximately $1.03 million for the three months ended March 31, 2018, compared to net cash used in operating activities of approximately $0.39 million for the three months ended March 31, 2017. The increase of $0.64 million of cash used in operating activities was primarily due to net loss of 0.73 million, the increase in other current assets of$0.39 million, and the decrease in accrued expenses of $0.09 million.

Net cash used in investing activities of continuing operations was $22,215 for the three months ended March 31, 2018, compared to $40,598 for the same period last year. We used $0.02 and $0.01million in the addition of electronic equipment, computer equipment and office equipment and furniture during the three months ended March 31, 2018 and 2017, respectively. We used $0.03 million in an acquisition of subsidiary equity interest during the three months ended March 31, 2017, whereas we did not purchase subsidiary equity interest during the three months ended March 31, 2018.

Net cash provided by financing activities of continuing operations amounted to approximately $1.56 million for the three months ended March 31, 2018, compared to approximately $0.81 million cash used during the three months ended March 31, 2017, representing an increase of approximately $0.75 million. The increase in net cash provided from financing activities was mainly due to the increase of $1.11 million of the proceeds received from related party loans  during the three months ended March 31, 2018, compared to $0.11 million for the same period in 2017. In addition, our subsidiary received additional capital contributions of $0.45 million and $0.71 million from noncontrolling interest during the three months ended March 31, 2018 and 2017, respectively.

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

Cash and cash equivalents:

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, the Company has uninsured deposits in banks of $454,951 and $41,540, respectively.

Accounts receivable:

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2018 and December 31, 2017, the Company assessed the allowance for doubtful accounts of $10,537 and $10,345, respectively.

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

Intangible assets:

Intangible assets consist of software, trademark, and copyrights (see Note 6). At least annually, the Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If the Company’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

Post-retirement and post-employment benefits:

NOWnews Network adopted the government mandated defined contribution plan pursuant to the Labor Pension Act (the “Act”) in Taiwan. Such labor regulations require that the rate of contribution made by an employer to the Labor Pension Fund per month shall not be less than 6% of the worker's monthly salaries. Pursuant to the Act, NOWnews Network makes monthly contribution equal to 6% of employees’ salaries to the employees’ pension fund. NOWnews Network has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $27,235 and $23,881 for the three months ended March 31, 2018 and 2017, respectively. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Stock-based Compensation:

The Company measures expense associated with all employee stock-based compensation awards using a fair value method and recognizes such expense in the consolidated financial statements on a straight-line basis over the requisite service period in accordance with ASC Topic 718 “Compensation-Stock Compensation”. Total employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017, respectively.

The Company accounted for stock-based compensation to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees” which requires that the cost of services received from non-employees is measured at fair value at the earlier of the performance commitment date or the date service is completed and recognized over the period the service is provided. Total non-employee stock-based compensation expenses were $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 as of March 31, 2018 and December 31, 2017.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2018 and December 31, 2017, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company is subject to the tax authority in Taiwan for years since incorporated.

Earnings (Losses) per share (EPS):

Earnings (losses) per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings (losses) per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options. For the three months ended March 31, 2018 and 2017, no options or warrants were issued or outstanding.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2018. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment of the Company (2)

3.3	Bylaws of the Company (1)

10.1	Share Exchange Agreement, dated November 14, 2014, by and among the Company, Worldwide Media Investments Corp, NOWnews Network Co., Ltd., and the shareholders of Worldwide Media Investments Corp (4)

10.2	Personal Guarantee, dated November 14, 2014, by Alan Chen and Chiu-Li Tu (3)

10.3	NOWnews Office Lease Agreement dated March 3, 2015, by and between the Company and Yiqiu International Department Store Co., Ltd. (5)

10.4	Lease Termination Agreement, dated March 15, 2015, by and between the Company and Shin Kong Life Insurance Co., Ltd. (5)

10.5	Share Exchange Agreement, dated April 13, 2016, by and among the Company, Dawnrain Media Co., Ltd., New Taoyard Advertising Co., Ltd., Beijing New Tong Ying Culture Media Co., Ltd. and its shareholders (6)

10.6	Financial Advisory Service Recognition Agreement, dated September 20, 2016, by and between the Company, and GIA Investments Corp. (7)

10.7	Share Exchange Agreement, dated October 4, 2016, by and among the Company, MySong Industrial Co., Ltd. and its shareholders. (8)

10.8	Share Exchange Agreement, dated November 19, 2016, by and among the Company, Lao Development Holding Limited and its shareholders (9)

10.9	Cooperation Agreement, dated January 14, 2017, by and between the Company and Earl International Development Sdn. Bhd. (10)

10.10	Subscription Agreement, dated June 22, 2017, by and between the Company and an Taiwanese investor (11)

21.1	List of Subsidiaries (12)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference herein the exhibits to the Company’s Form S-1 filed on January 11, 2011.
(2)	Incorporated by reference the exhibit to the Company’s Form 10-K filed on November 13, 2014
(3)	Incorporated by reference the exhibit to the Company’s Form 8-K filed on November 14, 2014.
(4)	Incorporated by reference the exhibit to the Company’s Form 8-K/A filed on January 9, 2015.
(5)	Incorporated by reference the exhibits 10.6 and 10.7 to the Company’s Form 10-K filed on March 31, 2015.
(6)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on April 15, 2016
(7)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on September 21, 2016
(8)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on October 7, 2016
(9)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on November 23, 2016
(10)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on January 18, 2017
(11)	Incorporated by reference the exhibits 10.1 to the Company’s Form 8-K filed on June 27, 2017
(12)	Incorporated by reference the exhibits 21.1 to the Company’s Form 10-K filed on April 17, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOWNEWS DIGITAL MEDIA TECHNOLOGY CO. LTD.

Date: May 21, 2018	By:	/s/ Chi-Yuan Chang
Chi-Yuan Chang
Interim Chief Executive Officer and Chief Financial Officer
(Interim Principal Executive Officer and Principal Accounting and Financial Officer)

